Form 10-Q
period 1994-09-30
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1994-11-15
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1994

                                    0-13473
Commission File
Number..........................................................................

                  JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
................................................................................
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2830750
................................................................................
                 (State or other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

                     200 Berkeley Street, Boston, MA 02117
................................................................................
               (Address of Principal Executive Office) (Zip Code)

                                 (800) 722-5457
................................................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
................................................................................
                 (Former name, former address and former fiscal
                      year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    YES X NO

                                     INDEX





PART I:    FINANCIAL INFORMATION                                            PAGE

Item 1 - Financial Statements:

Balance Sheets at September 30, 1994 and December 31, 1993                     3

Statements of Operations for the Three and Nine Months Ended
September 30, 1994 and 1993                                                    4

Statements of Partners' Equity for the Nine Months Ended
September 30, 1994 and for the Year Ended December 31, 1993                    5

Statements of Cash Flows for the Nine Months Ended
September 30, 1994 and 1993                                                    6

Notes to Financial Statements                                               7-11

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  12-14


PART II:   OTHER INFORMATION                                                  15

                         PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                             September 30,       December 31,
                                                 1994                1993
                                                 ----                ----

       Assets:

Cash and cash equivalents                 $     667,543       $     444,021
Restricted cash                                 576,935             452,431
Note receivable, net of allowance of
$284,155 in 1994 and $298,058 in 1993               -                   -
Prepaid expenses and other assets                10,785              87,339

Investment in property:
    Land                                      2,588,726           2,588,726
    Buildings and improvements               18,205,348          18,205,348
                                           ------------        ------------
                                             20,794,074          20,794,074
    Less: accumulated depreciation           (6,667,187)         (6,197,321)
                                          -------------       -------------
                                             14,126,887          14,596,753
                                           ------------        ------------

       Total assets                         $15,382,150         $15,580,544
                                            ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

       Liabilities:

Accounts payable and accrued expenses     $     508,523       $     325,448
Accounts payable to affiliates                  351,972             562,555
Note payable to affiliate                     1,000,000           1,000,000
Long-term debt                               13,464,874          13,602,666
                                           ------------        ------------

       Total liabilities                     15,325,369          15,490,669

      Partners' equity/(deficit):

General Partners'                              (707,887)           (707,556)
Limited Partners'                               764,668             797,431
                                         --------------      --------------
       Total partners' equity                    56,781              89,875
                                         --------------      --------------

 Total liabilities and partners' equity     $15,382,150         $15,580,544
                                         ==============      ==============







                       See Notes to Financial Statements



                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                                     1994        1993                  1994         1993
                                                     ----        ----                  ----         ----


Income:

    Rental income                                 $808,720      $783,337           $2,392,464    $2,243,209
    Interest income                                  9,786        13,076               20,505        36,665
    Other income                                         -             -               13,903             -
                                                -----------    ---------        ------------- -------------

        Total income                               818,506       796,413            2,426,872     2,279,874

Expenses:

    Property operating expenses                    365,440       447,345            1,041,837     1,140,317
    Interest                                       285,490       300,609              858,949       904,360
    Depreciation                                   155,578       160,957              469,866       486,471
    General and administrative                      27,998        20,719               89,314        93,216
                                                ----------    ----------        ------------- -------------

        Total expenses                             834,506       929,630            2,459,966     2,624,364
                                                 ---------     ---------          -----------   -----------

               Net income/(loss)                 ($16,000)     ($133,217)            ($33,094)    ($344,490)
                                                 =========      ========         ============   ===========

Allocation of net income/(loss):

    General Partners'                                ($160)      ($1,332)               ($331)      ($3,445)
    Limited Partners'                              (15,840)     (131,885)             (32,763)     (341,045)
                                                ----------     ---------        -------------  ------------
                                                  ($16,000)    ($133,217)            ($33,094)    ($344,490)
                                                 =========      ========         ============   ===========

Net income/(loss) per Limited Partnership
    Unit outstanding                                ($0.72)       ($6.01)              ($1.49)      ($15.53)
                                               ===========   ===========       ==============  =============




















                       See Notes to Financial Statements

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

                      Nine Months Ended September 30, 1994
                        and Year Ended December 31, 1993




                                            General      Limited
                                            Partners     Partners      Total
                                            --------     --------      -----
Partners' equity/(deficit) at
    January 1, 1993 (21,954 Limited
    Partnership units outstanding)         ($700,879)   $1,458,440     $757,561

Less:   Net loss                              (6,677)     (661,009)    (667,686)
                                         -----------   -----------    ---------

Partners' equity/(deficit) at
    December 31, 1993 (21,954 Limited
    Partnership units outstanding)          (707,556)      797,431       89,875

Less:   Net loss                                (331)      (32,763)     (33,094)
                                        ------------  ------------   ----------

Partners' equity/(deficit) at
    September 30, 1994 (21,954 Limited
    Partnership units outstanding)         ($707,887)     $764,668      $56,781
                                            ========   ===========    =========





























                       See Notes to Financial Statements

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        1994            1993
                                                        ----            ----
Operating activities:

Net loss                                              ($33,094)     ($344,490)

    Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation                                           469,866        486,471
                                                      --------     ----------
                                                       436,772        141,981

Changes in operating assets and liabilities:

Decrease in prepaid expenses and
other assets                                            76,554         99,399
Increase in accounts payable and
accrued expenses                                       183,075        203,591
Increase in restricted cash                           (124,504)      (157,702)
Increase/(decrease) in accounts
payable to affiliates                                 (210,583)        36,537
                                                      --------     ----------
Net cash provided by operating
activities                                             361,314        323,806


Financing activities:

Principal payments on long-term debt                  (137,792)      (122,115)
                                                    ----------     ----------
Net cash used in financing activities                 (137,792)      (122,115)
                                                    ----------     ----------

Net increase in cash and cash equivalents              223,522        201,691

Cash and cash equivalents at beginning
of year                                                444,021        304,288
                                                    ----------     ----------

Cash and cash equivalents at end of period            $667,543       $505,979
                                                    ==========     ==========
















                       See Notes to Financial Statements

                  JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. Organization of Partnership
   ---------------------------
John Hancock Properties Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on May 17,
1984. As of September 30, 1994, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH
Associates Limited Partnership (the "Associate General Partner"), and 2,036 Limited Partners. The Managing General Partner and Associate
General Partner are collectively referred to as the General Partners.
The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John
Hancock Mutual Life Insurance Company. The Partnership is engaged in the acquisition, operation and disposition of investment real estate.
The initial capital of the Partnership was $6,000, representing capital contributions of $800 by the Managing General Partner, $200 by the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The
Amended Agreement of Limited Partnership of the Partnership (the
"Amended Agreement of Limited Partnership") authorized the issuance of up to 35,000 Units of Limited Partnership Interests at $1,000 per unit. During the offering period, which terminated on August 31, 1985, 21,954 Units of Limited Partnership Interests (the "Units") were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Amended Agreement of Limited Partnership. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020.

2. Significant Accounting Policies
   -------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits, property tax escrows and other escrows.


Investments in property are recorded at cost. Cost includes the initial purchase price of the property plus the cost of significant improvements, acquisition and legal fees, and other miscellaneous acquisition costs.


Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements.
Maintenance and repairs are charged to operations as incurred.

The net income/(loss) per Unit for the three and nine months ended September 30, 1994 and 1993, is computed by dividing the Limited
Partners' share of net income/(loss) by the number of Units outstanding at the end of such periods.

No provision for income taxes has been made in the Financial Statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

                  JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                                  (Unaudited)





3. The Partnership Agreement
   -------------------------

Profits from the normal operations of the Partnership for each fiscal year, or portion thereof, are allocated between the Limited Partners and the General Partners in the same proportion as Distributable Cash from Operations, as defined in the Amended Agreement of Limited Partnership, provided that (i) in no event shall the General Partners be allocated less than 1% of any such profits from normal operations, and (ii) if there is any fiscal year which produces no Distributable Cash from Operations but which produces profits for tax purposes from normal operations, such profits are allocated 90% to the Limited Partners and 10% to the General Partners.

Losses from the normal operations of the Partnership for each fiscal year or portion thereof are allocated 99% to the Limited Partners and 1% to the General Partners, except that any such profits or losses which were based upon the Partnership's operations prior to the initial closing under the Partnership's offering of Units were allocated 99% to the General Partners and 1% to the initial Limited Partner.
Distributable Cash from Operations of the Partnership is distributed
90% to the Limited Partners and 10% to the General Partners;
provided, however, that in each fiscal year the General Partners will defer their receipt of any Distributable Cash from Operations to the extent necessary to provide the Limited Partners a non-cumulative return in such year equal to 4% of their Invested Capital, as defined in the Amended Agreement of Limited Partnership. All distributions of Distributable Cash from Operations deferred by the General Partners shall accrue and be payable to them, to the extent possible, out of subsequent years' Distributable Cash from Operations remaining after the receipt by the Limited Partners of the aforesaid 4% return, or out of cash from sales and refinancings as specified below.

Cash from Sales or Refinancings, as defined in the Amended Agreement of Limited Partnership, are distributed to the Limited Partners until the Limited Partners have received, first, a return of their total Invested Capital, and, second, such additional amount as may be necessary, after giving effect to all previous distributions of Distributable Cash from Operations and of Cash from Sales or Refinancings to the extent required to satisfy any deficiency in the Cumulative Return on Investment, as defined in the Amended Agreement of Limited Partnership, to produce in the aggregate a Cumulative
Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ending prior to the date of such distribution. The General Partners shall then be entitled to receive an amount of Cash from Sales or Refinancings equal to any portion of the General Partners' share of Distributable Cash from Operations which was previously deferred in order to permit the payment to the Limited Partners of a non-cumulative return in each year equal to 4% of their Invested Capital. Any Cash from Sales or Refinancings remaining after the Limited Partners have received a return of their total Invested Capital plus the Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ended prior to the date of such distribution, and after the General Partners have received an amount of such cash equal to any such deferred payment of Distributable Cash from Operations, will be distributed 85% to the Limited Partners and 15% to the General Partners.


Profits from Sales or Refinancings will generally be allocated in the same manner as cash from that transaction. Losses from Sales or Refinancings shall be allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their capital account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the transaction would be distributed.

   ------------------------------------
Cash from the Sale of the last of the Partnership's properties shall be distributed in the same manner as Cash from Sales or Refinancings, except that before any other distribution is made to the Partners, each Partner shall first receive from such Cash an amount equal to the then positive balance, if any, in such Partners' capital account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution shall be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Refinancings.

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest payable on borrowings from the Managing General Partner were as follows:
                                                            Nine Months Ended
                                                               September 30,
                                                           1994            1993
                                                         --------       --------
Reimbursement for operating expenses                      $52,905        $48,043
Interest on note payable to affiliate                      60,000         60,000
                                                         --------       --------
                                                         $112,905       $108,043
                                                         ========       ========
The expenses above are included in expenses on the Statements of Operations.


Accounts payable to affiliates represents amounts due to the General Partners and their affiliates for various services provided to the Partnership.

Note payable to affiliate represents a short-term borrowing in the principal amount of $1,000,000 from the Managing General Partner, initially made to the Partnership on December 1, 1988, bearing interest at 10% per annum. Due to the cash flow constraints of the Partnership, the Managing General Partner has each year made a new short-term loan to the Partnership for the outstanding principal amount of $1,000,000 and, during 1991, began deferring payment of all accrued but unpaid interest on such loans. The current short-term note bears interest at 8% per annum, payable monthly, with the principal due on November 30, 1994.

The Partnership paid $323,488 and $116,421 to the Managing General Partner during the nine months ended September 30, 1994 and the year ended December 31, 1993, respectively, as reimbursement for general and administrative expenses and interest expense incurred on behalf of the Partnership. Prior to 1993, such payments towards the reimbursement of general and administrative expenses and the payment of interest on such short-term loans had been deferred in order for the Partnership to meet working capital needs. To the extent that the Partnership generates sufficient funds from operations and sales of investment real estate in future periods, the Partnership will continue to make payments to the Managing General Partner towards the outstanding principal balance of the short-term loan and such deferred amounts. As of September 30, 1994, the cumulative total due on the short-term loan and such deferred amounts was $1,351,972.

The Managing General Partner serves in a similar capacity for four other affiliated real estate limited partnerships.

5.    Investment in Property
      ----------------------

Investment in property at cost consists of residential real estate as follows:

                                                  September 30,     December 31,
                                                      1994              1993
                                                      ----              ----
Fisherman's Village Apartments                     $13,462,613       $13,462,613
Northgreen Apartments                                7,331,461         7,331,461
                                                   -----------       -----------
                                                   $20,794,074       $20,794,074
                                                   ===========       ===========

6.    Long-Term Debt
      --------------
Long-term debt consists of the following:
                                              September 30,         December 31,
                                                  1994                  1993
                                                  ----                  ----
Non-recourse first mortgage note collateralized
by the Fisherman's Village Apartments. The
mortgage note is due November 1, 1995. Prior
to November 1, 1992 the note carried an interest
rate of 11.5% amortized over a 30-year term.
Commencing November 1, 1992 the note
carries an interest rate of 7.39% amortized
over a 28-year term. A balloon payment equal
to the entire outstanding principal balance
and all accrued but unpaid interest is due
upon maturity of the mortgage.               $ 8,809,256             $ 8,890,612

Non-recourse first mortgage note collateralized
by the Northgreen Apartments. The mortgage note
is due October 1, 2003. The note had an initial
adjustable interest rate of 9.75% amortized
over a 27-year term. Commencing October 1, 1993,
the note carries an interest rate of 8.75% amortized
over a 22-year term. Effective October 1, 1998,
the lender may adjust the interest rate to the
then prevailing interest rate. A balloon payment
equal to the entire outstanding principal balance
and all accrued but unpaid interest is
due upon maturity of the mortgage.             4,655,618               4,712,054
                                           -------------           -------------

                                             $13,464,874             $13,602,666
                                             ===========             ===========

7.   Note Receivable
     ---------------
Effective August 9, 1987, the unconditional guaranty obligation granted by the seller of the Waterford Apartments to the Partnership for operating deficits (including debt service) was extended until August 1, 1994. (The Waterford Apartments was conveyed to the property's lender by a deed-in-lieu of foreclosure on August 9, 1991.) The outstanding balance due of $258,950 was restructured as a 10.5% Promissory Note due on or before August 1, 1994. In accordance with the terms of the Promissory Note, monthly installments of interest only were payable at a rate of 5.5% through July 31, 1990. The Promissory Note provided for monthly payments commencing on August 1, 1990 in the amount of $2,781 to amortize the then outstanding principal and deferred interest balance of $303,985 in accordance with a 30-year amortization at a rate of 10.5%. The Managing General Partner believed, as of December 31, 1993, based on information obtained with respect to the obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the obligor according to the contractual terms of the note. Accordingly, as of December 31, 1993, the Partnership established a provision, reflected in the accompanying Balance Sheets, against the then entire outstanding balance of the note in the amount of $298,058. The provision has since been reduced to $284,155 as a result of payments received on the note during the nine months ended September 30, 1994.

In June 1994, the obligor notified the Partnership that he would be unable to pay both the outstanding balance of the note upon its maturity on August 1, 1994 and the minimum monthly payments on the note. As of September 30, 1994, and as of the date hereof, the obligor is in default on the Promissory Note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. The Managing General Partner has issued a default notice to the obligor and demand for payment and has filed a complaint demanding full collection of the note.

8. Federal Income Taxes
   --------------------
A reconciliation of the net loss reported in the Statements of Operations to the net loss reported for federal income tax purposes is as follows:


                                                        Nine Months Ended
                                                          September 30,
                                                    1994                 1993
                                                    ----                 ----

Net loss per Statements of Operations            ($33,094)            ($344,490)

Add/(deduct):  Excess of tax depreciation
                over book depreciation           (225,039)             (188,934)
                                                ---------             ---------

Net loss for federal income tax purposes        ($258,133)            ($533,424)
                                                =========             =========

                  JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)




Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations
- - ---------------------
General
- - -------
During the offering period (from September 21, 1984 to August 31, 1985) the Partnership sold 21,954 Units of Limited Partnership Interests (the "Units") representing gross proceeds of $21,954,000. The proceeds of the offering were used to acquire investment properties, fund reserves, and pay acquisition fees, management fees, and organizational and offering expenses. The Partnership's investment properties are described in greater detail in Notes 5 and 6 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- - -------------------------------
As of September 30, 1994, the Partnership had $667,543 in cash and cash equivalents, and $576,935 in restricted cash, which represents tenants' security deposits, property tax escrows and other escrows. Since the Partnership's inception, Adjusted Cash from Operations (as defined in the Amended Agreement of Limited Partnership) has been insufficient to provide the Limited Partners with cash distributions from the Partnership. Based on current information, the Managing General Partner does not anticipate that Adjusted Cash from Operations will be sufficient to provide the Limited Partners with cash distributions during 1994. The Partnership's liquidity has been adversely affected by declining income and the level of expenditures needed to restore and maintain its properties. These factors have had a significant impact on the Partnership's ability to generate cash. Due to these cash flow constraints, since 1989 the Partnership has been unable to repay the principal balance on the short-term loan made by the Managing General Partner to the Partnership in the amount of $1,000,000 without the Managing General Partner each year making a new short-term loan to the Partnership in the outstanding principal amount of $1,000,000. In addition, from 1991 through the second quarter of 1993, payments to the Managing General Partner towards reimbursement for general and administrative expenses incurred on behalf of the Partnership and interest on such short-term loans were not made in order for the Partnership to meet working capital needs.

The Partnership paid an aggregate of $323,488 and $116,421 to the Managing General Partner during the nine months ended September 30, 1994 and the year ended December 31, 1993, respectively, as reimbursement for general and administrative expenses and interest expense incurred on behalf of the Partnership. Prior to 1993, payments towards the reimbursement of general and administrative expenses and the payment of interest on such short-term loans had been deferred in order for the Partnership to meet working capital needs. To the extent that the Partnership generates sufficient funds from operations and sales of investment real estate in future periods, the Partnership will continue to make payments to the Managing General Partner towards the outstanding principal balance of the short-term loan and such deferred amounts. The cumulative total of such loan payments and deferred amounts due as of September 30, 1994 is $1,351,972 and is described further in Note 4 to the Financial Statements included in Item 1 of this Report. In the event that the Partnership is unable to generate cash sufficient to satisfy its liquidity requirements, it is anticipated that additional funds would be obtained through the sale or refinancing of the Partnership's investments.

During the nine months ended September 30, 1994, the Partnership made $137,792 of principal payments on its long-term mortgage debt. A balloon payment equal to the entire outstanding principal balance and all accrued but unpaid interest on the Fisherman's Village mortgage loan in the amount of $8,747,314 will be due on November 1, 1995. It is anticipated that the Partnership will obtain the funds necessary to repay such amount at maturity through either a sale or refinancing of the property.

Since early 1992, new apartment construction has declined in the Eugene, Oregon area, where the Northgreen Apartments are located, and absorption of vacant units has continued. With the gradual improvement in market conditions, the property has been able to sustain a stabilized occupancy rate and consistent income performance. Given these market conditions and the current status of the property, the Managing General Partner listed the Northgreen Apartments for sale during the second quarter of 1994.

On September 6, 1994, the Managing General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership (the "First Agreement") for the sale of the Northgreen Apartments property to a non-affiliated buyer for a gross sales price of $8,950,000. However, the prospective buyer exercised its right to rescind the Agreement and to terminate the proposed transaction prior to the scheduled date of sale. Accordingly, the Managing General Partner resumed its efforts to locate another prospective buyer for the property.

Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations (continued)
- - --------------------------------
Liquidity and Capital Resources (continued)
- - ------------------------------------------
On November 4, 1994, the Managing General Partner entered into a second Purchase and Sale Agreement on behalf of the Partnership (the "Second Agreement") for the sale of the Northgreen Apartments property to another non-affiliated buyer for a gross sales price of $8,950,000. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Second Agreement. If this potential transaction does not result in the sale of the property, then the General Partner will seek another buyer for the Northgreen Apartments.

No capital expenditures have been made during the first nine months of 1994, and the Partnership does not anticipate incurring any significant capital expenditures during the remainder of 1994.

During the second quarter of 1994, the Managing General Partner had the Fisherman's Village property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $10,750,000, compared to the Partnership's cumulative investment in the property of approximately $13,463,000. The net book value of the Fisherman's Village property in the amount of $9,034,163 at September 30, 1994 was evaluated in comparison to the estimated future undiscounted cash flows and the independent appraisal and, based upon such evaluation, the Managing General Partner determined that no permanent impairment in value existed and that a write-down in value was not required.

Results of Operations
- - ---------------------
The net loss for the nine months ended September 30, 1994 was $33,094 as compared to a net loss of $344,490 for the nine months ended September 30, 1993, representing a decline in the Partnership's net loss of $311,396, or 90%. The decline in the Partnership's net loss is primarily due to an increase in rental income at the Partnership's properties and a decrease in operating expenses at the Fisherman's Village Apartments property.

Average occupancy for the Partnership's properties for the nine months ended September 30, 1994 was as follows:

               Fisherman's Village Apartments       95%
               Northgreen Apartments                95%

Rental income from the Partnership's properties for the nine months ended September 30, 1994 increased by $149,255, or 7%, as compared to the same period in 1993. Rental income at the Fisherman's Village Apartments increased by 7% between periods due to increases in average occupancy and rental rates as well as to a decrease in rental concessions. Rental income at the Northgreen Apartments increased by 6% between periods due to increases in average occupancy and rental rates.

Interest income decreased by $16,160, or 44%, for the nine months ended September 30, 1994 as compared to the same period in 1993. This decrease was primarily due to the fact that as of December 31, 1993, the Partnership established a provision, reflected in the Partnership's Balance Sheets, against the entire outstanding balance of the note receivable from the seller of the Waterford Apartments. As such, the interest payments received on the note during the nine months ended September 30, 1994 have been included in other income to reflect a recovery on the provision against the note. This decrease was partially offset by an increase in the Partnership's cash and cash equivalents and the interest earned on such amounts.

Other income of $13,903 for the nine months ended September 30, 1994 resulted from the establishment of the provision against the entire outstanding balance of the note receivable as of December 31, 1993. As such, payments of principal and interest received subsequent to December 31, 1993 reflect a recovery on the provision against the note and are included in other income.

Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations (continued)
- - --------------------------------
Results of Operations (continued)
- - --------------------------------
Interest expense decreased by $45,411, or 5%, for the nine months ended September 30, 1994 as compared to the same period in 1993. This decrease is primarily due to a reduction in interest expense at the Northgreen Apartments as a result of the interest rate adjustment on the mortgage loan from 9.75% to 8.75% effective October 1993. Interest expense at the Fisherman's Village Apartments remained consistent between periods.

Property operating expenses decreased by $98,480, or 9%, for the nine months ended September 30, 1994 as compared to the same period in 1993. This decrease is primarily due to a decline in maintenance and repair expenses at the Fisherman's Village Apartments. During the nine months ended September 30, 1993, Fisherman's Village incurred significant maintenance and repair expenses in order to maintain the property's occupancy rate and its competitive position within the Orlando market. Property operating expenses decreased at the Northgreen Apartments between periods primarily due to a decrease in repair and maintenance expenses. In addition, the local government changed its method of assessing water and sewer charges resulting in a decrease in such expenses at the property.

The Managing General Partner believes that inflation has had no significant impact on the Partnership during the nine months ended September 30, 1994 and the Managing General Partner anticipates that inflation will not have a significant impact during the remainder of 1994.

Cash Flow
- - ---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Amended Agreement of Limited Partnership:

                                                          Nine Months Ended
                                                            September 30,

                                                      1994               1993
                                                      ----               ----
Net cash provided by
   operating activities (a)                        $361,314            $323,806
Net change in operating
   assets and liabilities (a)                        75,458            (181,825)
                                                  ----------          ---------
Cash provided by operations (a)                     436,772             141,981
Increase in working capital reserves               (298,980)                  -
Principal payments on
   long-term debt (exclusive of
   payments for retirement of debt)                (137,792)           (122,115)
                                                  ---------           ---------
Adjusted Cash from Operations (b)                         -              19,866
Decrease in working capital reserves                      -             (19,866)
                                                  ---------           ---------
Distributable Cash from Operations (b)            $       -           $       -
                                                  =========           =========

(a) Net cash provided by operating activities, net change in operating assets and liabilities, and cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

(b) As defined in the Amended Agreement of Limited Partnership. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

                  JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)






                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

        There were no changes in securities during the third quarter of 1994.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the third quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Partnership during the third quarter of 1994.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits to this report.

        (b) No reports on Form 8-K were filed during the third quarter of 1994.

                  JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)







                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1994.


                                    John Hancock Properties Limited Partnership


                                       By:John Hancock Realty Equities, Inc.,
                                             Its Managing General Partner




                                      By:----------------------------------
                                           William M. Fitzgerald, President



                                      By:-----------------------------------
                                           Richard E. Frank, Treasurer
                                           (Chief Accounting Officer)