Form 10-K
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1995-03-29
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1994


Commission File Number           0-13473

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

               Massachusetts                   04-2830750
      (State or other Jurisdiction of        (IRS Employer
       Incorporation or Organization)     Identification No.)

      200 Berkeley Street, Boston, MA            02117
  (Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number, including area code:  (800) 722-5457

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                YES X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable, since securities are non-voting.

Documents incorporated by reference:  None.





                       Exhibit Index on Pages 20-28

                            TABLE OF CONTENTS





                                  PART I


  Item 1  Business                                                   3
  Item 2  Properties                                                 6
  Item 3  Legal Proceedings                                          6
  Item 4  Submission of Matters to a Vote
            of Security Holders                                      6


                                 PART II


  Item 5  Market for the Partnership's Securities and Related
            Security Holder Matters                                  7
  Item 6  Selected Financial Data                                    8
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8
  Item 8  Financial Statements and Supplementary Data               14
  Item 9  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  14


                                 PART III


  Item 10 Directors and Executive Officers of the Partnership       15
  Item 11 Executive Compensation                                    17
  Item 12 Security Ownership of Certain Beneficial Owners
            and Management                                          19
  Item 13 Certain Relationships and Related Transactions            20


                                 PART IV


  Item 14 Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                     20

          Signatures                                                29

                                  Part I
Item 1 - Business

The Registrant, John Hancock Properties Limited Partnership (the "Partnership"), is a Limited Partnership organized on May 17, 1984, under the provisions of the Massachusetts Uniform Limited Partnership Act. As of December 31, 1994, the partners in the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner") and 2,048 Limited Partners owning 21,954 Units of Limited Partnership Interests (the "Units"). The Managing General Partner is the general partner of the Associate General Partner. Two Broadway Associates III, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), is the limited partner of the Associate General Partner. The Managing General Partner and the Associate General Partner are collectively referred to as the "General Partners". The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units at $1,000 per Unit. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

The Units were offered and sold to the public during the period from September 21, 1984 to August 31, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $1,000 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged solely in the acquisition, operation and disposition of investment real estate. The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within five to eight years following the date such property was acquired by the Partnership. As of December 31, 1994, and the date hereof, the Partnership has two properties remaining in its portfolio; one of the properties is currently listed for sale and the other property is expected to be listed for sale in 1995. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

The Partnership's real estate investments have been subject to various risk factors including the fact that certain of the investments in its portfolio have not generated income sufficient to meet operating expenses and debt service, and to fund adequate reserves for repair, replacements and contingencies. The income received from the Partnership's properties have been affected by many factors, including fluctuations in occupancy rates and operating expenses and variations in rental rates, which in turn have been adversely affected by general economic conditions and local conditions, such as competitive over-building.

Since its inception, the Partnership's liquidity has been adversely affected by declining income and the level of expenditures required to fund operating expenses. As a result, some of the properties in the Partnership's portfolio were unable to generate sufficient cash flow to meet both operating expenses and debt service obligations. Therefore, the Partnership has had to utilize funds from other sources in order to protect its investments and has had to dispose of certain properties at a loss.
The Partnership has not generated any Distributable Cash from Operations, as defined in the Partnership Agreement, since its inception.

On February 28, 1985, the Partnership acquired the Delta Grove Apartments, a 65-unit garden apartment complex located in Eugene, Oregon. Given the cash flow constraints of the Partnership, the property's consistent and favorable income performance and the relative strength of the Eugene real estate market, the Partnership sold the Delta Grove Apartments on February 28, 1990 for a net sales price of $2,755,559 and retired the related mortgage indebtedness of $1,472,218. The Partnership received net cash proceeds of $1,283,341 from this sale. Of this amount, $852,913 was distributed to the Limited Partners on June 27, 1990. The remaining funds were used to retire outstanding debts and to pay operating expenses of the Partnership.

On December 17, 1985, the Partnership acquired 300 Ramsey Place, an office/warehouse complex located in San Antonio, Texas. Subsequently, weakening market conditions in the San Antonio real estate market resulted in the property's inability to generate sufficient cash to meet both operating expenses and debt service obligations. In addition, the market value of the property was estimated to be less than the outstanding balance of the non-recourse mortgage. On November 7, 1990, the Partnership conveyed the Ramsey Place office/warehouse to the mortgagee by a deed-in-lieu of foreclosure in exchange for a release of the outstanding indebtedness.

On August 9, 1984, the Partnership acquired the Waterford Apartments, a 256-unit garden apartment complex located in Little Rock, Arkansas. Subsequently, weakening market conditions in the Little Rock real estate market resulted in the property's inability to generate sufficient cash to meet both operating expenses and debt service requirements. During 1990, the Partnership was unable to make the requisite mortgage payments on the property, thereby placing the loan in default. In addition, the market value of the property was estimated to be less than the outstanding balance of the non-recourse mortgage. On August 9, 1991, the Partnership conveyed the Waterford Apartments to the mortgagee by a deed-in-lieu of foreclosure in exchange for a release of the outstanding indebtedness.

On September 24, 1984, the Partnership acquired the Huntington Park Apartments, a 212-unit garden apartment complex located in Tucson, Arizona. Subsequent to the Partnership's acquisition of the property, market conditions weakened in the Tucson real estate market and resulted in the property's inability to generate sufficient cash flow to meet both operating expenses and debt service requirements. During 1990, the Partnership was unable to make the requisite mortgage payments on the property, thereby placing the loan in default. In March 1992, the Partnership secured a reduced payoff amount from the mortgagee for the related mortgage indebtedness and accrued interest thereon from $5,525,028 to $3,800,000. On March 31, 1992, the Partnership sold the Huntington Park Apartments to a non-affiliated buyer for a net sales price of $4,072,442. The Partnership received net cash proceeds of $272,442 from the sale and extinguishment of the related mortgage indebtedness. These proceeds were used in 1992 to pay operating expenses of the Partnership.

On November 29, 1984, the Partnership acquired the Fisherman's Village Apartments, a 280-unit garden apartment complex located in Orlando, Florida. Real estate market conditions in the Orlando, Florida area have recovered from the overbuilding of multi-family residential units which occurred during the late 1980's and early 1990's. However, market conditions remain competitive due to new construction of multi-family housing units. Fisherman's Village Apartments was successful in increasing occupancy levels during 1993 through the use of leasing incentives and capital improvements made at the property. During 1994, Fisherman's Village Apartments reduced the level of leasing incentives offered as market conditions improved and occupancy stabilized. Due to current market conditions and the stabilized operations of the property, the Managing General Partner expects that the Fisherman's Village Apartments will be listed for sale during 1995. The full amount of the mortgage loan on the Fisherman's Village Apartments is due on November 1, 1995. At that time, a balloon payment equal to the entire outstanding principal balance and accrued but unpaid interest in the amount of $8,747,314 will be due. It is anticipated that the Partnership will obtain the funds to pay off the mortgage loan from the sale of the property. This property is also discussed in Items 2 and 7 of this Report and Note 5 to the Financial Statements included in Item 8 of this Report.

On February 28, 1985, the Partnership acquired the Northgreen Apartments, a 222-unit garden apartment complex located in Eugene, Oregon. Since early 1992, new apartment construction has declined in the Eugene, Oregon area, where the Northgreen Apartments are located, and absorption of vacant units has continued. With the gradual improvement in market conditions, the property has sustained a stabilized occupancy rate and improved its income and cash flow performance over recent years. Given these market conditions and the current income performance of the property, the Managing General Partner listed the Northgreen Apartments for sale during the second quarter of 1994. Efforts to sell Northgreen are discussed in Item 7 of this Report. This property is also discussed in Item 2 of this Report and Note 5 to the Financial Statements included in Item 8 of this Report.

As of December 31, 1993, the Partnership established a provision against the entire outstanding balance of the note receivable relating to the unconditional guaranty obligation for operating deficits granted by the seller of the Waterford Apartments. The Managing General Partner believed, based on information obtained with respect to the obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the obligor according to the contractual terms of the note. In June 1994, the obligor notified the Partnership that he would be unable to pay both the outstanding balance of the note upon its maturity on August 1, 1994 and the minimum monthly payments on the note.
As of December 31, 1994, and as of the date hereof, the obligor is in default on the note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. The Managing General Partner issued a default notice to the obligor and demand for payment and filed a complaint demanding full payment of the note. On December 7, 1994 the Partnership received a summary judgment in response to the complaint filed against the obligor in the amount of the note plus accrued interest thereon in the aggregate amount of $305,489. As of the date hereof, the Partnership has not received payment from the obligor and the Managing General Partner continues to pursue collection of the judgment amount.

Within the power accorded to the Managing General Partner under the terms of the Partnership Agreement, the Managing General Partner contracted, effective as of January 1, 1992, with Hancock Realty Investors Incorporated ("HRI"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"), to assist the Managing General Partner in the performance of its management duties as enumerated in the Partnership Agreement. Effective May 28, 1993, HRI subcontracted with John Hancock to assist HRI in the performance of its duties as enumerated in the January 1, 1992 contract. The Partnership has incurred no additional costs or expenses as a result of these agreements. The Managing General Partner is further described in Item 10 of this Report.

Industry segment information has not been provided since the Partnership is engaged in only one industry segment.

Item 2 - Properties

As of December 31, 1994, the Partnership held the following two properties in its portfolio:

The Fisherman's Village Apartments
----------------------------------
On November 29, 1984, the Partnership purchased the Fisherman's Village Apartments, located in Orlando, Florida, from a non-affiliated seller. The property, completed in 1984, is located on approximately 24.4 acres of land and consists of 26 two-story stucco buildings containing 280 rental units, a clubhouse and an office. The average occupancy rate at the Fisherman's Village Apartments for the year ended December 31, 1994 was 94%. See Note 6 to the Financial Statements for a discussion of the status of the non-recourse mortgage indebtedness relating to this property.

The Northgreen Apartments
-------------------------
On February 28, 1985, the Partnership purchased the Northgreen Apartments, located in Eugene, Oregon, from a non-affiliated seller. The property, completed in 1978, is located on 12.5 acres of land and consists of 22 two-story wood frame buildings containing a total of 222 rental units. The average occupancy rate at the Northgreen Apartments for the year ended December 31, 1994 was 96%. See Note 6 to the Financial Statements included in Item 8 of this Report for a discussion of the status of the non-recourse mortgage indebtedness relating to this property.

Both of these properties are further described in Item 7 of this Report.

Item 3 - Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Partnership during the fourth quarter of 1994.

                                 Part II

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(a)  Market Information

The Partnership's outstanding securities consist of 21,954 Units originally sold for $1,000 per Unit. The Units were offered and sold to the public during the period from September 21, 1984 to August 31, 1985. No established public market exists on which the Units may be traded. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency, or for any other reason. Additionally, the assignment or other transfer of Units would be subject to compliance with the minimum investment and suitability standards imposed by the Partnership or by applicable law, including state "Blue Sky" laws.

(b)  Number of Security Holders
                                   Number of
                                 Record holders          Number of Units
                                     as of              outstanding as of
   Title of Class              December 31, 1994        December 31, 1994
   --------------              -----------------        -----------------
  Units of Limited
  Partnership Interests              2,048                    21,954

(c)  Dividend History and Restrictions

Since its inception, the Partnership has not generated any Distributable Cash from Operations, as defined in the Partnership Agreement. Unfavorable economic conditions, caused by excess supply and weak absorption in the real estate markets in which the Partnership has invested, have adversely affected the Partnership's income and cash flows. Based on current information, it is not anticipated that the Partnership will generate any Distributable Cash from Operations during 1995 and, accordingly, it is not anticipated that the Partnership will make any cash distributions from operations during that period. For a further discussion on the financial condition and results of operations of the Partnership, see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results during the five year period ended December 31, 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the related Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----

Rental income                        $3,190,235   $3,037,508  $3,123,523   $4,395,970  $5,201,731
Interest income                          30,141       48,383      50,168       49,463      90,105
Net loss before
 extraordinary items                   (43,962)    (667,686) (2,559,497)  (1,464,817)   (988,779)
Net loss before
 extraordinary items per
 Limited Partnership Unit                  (1.98)     (30.11)     (115.42)     (66.05)      (44.59)
Extraordinary gain/(loss)                     -            -   1,725,028    1,408,255 (1,392,125)
Extraordinary gain/(loss) per
 Limited Partnership Unit                     -            -        77.79       63.50       (62.78)
Net loss                               (43,962)    (667,686)   (834,469)     (56,562) (2,380,904)
Net loss per Limited
 Partnership Unit                          (1.98)     (30.11)      (37.63)      (2.55)     (107.37)
Ordinary tax income/(loss)            (234,211)    (491,166)     788,045    1,689,069 (3,055,711)
Ordinary tax income/(loss) per
 Limited Partnership Unit                 (10.56)     (22.15)       35.54       76.17      (137.80)
Cash and cash equivalents               578,996      444,021     304,288      169,822     193,408
Total assets                         15,048,648   15,580,544  16,374,987   22,731,022  31,597,544
Long-term debt                       13,416,019   13,602,666  13,768,955   19,043,513  27,767,290
Distributable Cash from
 Operations                                   -            -           -            -           -
Distributable Cash from
 Sales or Refinancings                        -            -           -            -     852,913
Cash distribution per Unit from
 Distributable Cash from Sales
 or Refinancings                              -            -           -            -        38.85


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period (from September 21, 1984 to August 31, 1985), the Partnership sold 21,954 Units representing gross proceeds of $21,954,000. The proceeds of the offering were used to acquire investment properties, fund reserves, and pay acquisition fees, management fees, and organizational and offering expenses. The Partnership's investment properties are described in greater detail in Items 1 and 2, and Notes 5 and 6 to the Financial Statements included in Item 8 of this Report.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------
As of December 31, 1994, the Partnership had $578,996 in cash and cash equivalents and $417,985 in restricted cash, which represents tenants' security deposits, property tax escrows and other escrows. Since the Partnership's inception, Adjusted Cash from Operations (as defined in the Partnership Agreement) has been insufficient to provide the Limited Partners with cash distributions from the Partnership. Based on current information, the Managing General Partner does not anticipate that Adjusted Cash from Operations will be sufficient to provide the Limited Partners with any cash distributions during 1995. The Partnership's liquidity has been adversely affected by declining income and the level of expenditures needed to restore and maintain its properties. These factors have had a significant impact on the Partnership's ability to generate cash. Due to these cash flow constraints, since 1989 the Partnership has been unable to repay the $1,000,000 principal balance on the short-term loan made by the Managing General Partner to the Partnership without the Managing General Partner each year making a new short-term loan to the Partnership in the outstanding principal amount of $1,000,000. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses which could not be paid from the operating cash flow of the Partnership. In addition, during 1991 and 1992, payments to the Managing General Partner towards reimbursement for general and administrative expenses incurred on behalf of the Partnership and interest on these annual short-term loans were not made in order for the Partnership to meet its working capital needs. During the years ended December 31, 1993 and 1994 the Partnership no longer deferred the reimbursement of such expenses and during the year ended December 31, 1994 the Partnership began making payments towards the deferred amounts.

The Partnership paid an aggregate of $453,853 and $116,421 to the Managing General Partner during the years ended December 31, 1994 and 1993, respectively, as reimbursement for the full amount of the short-term advances and towards the outstanding balance of interest expense and general and administrative expenses incurred on behalf of the Partnership. To the extent that the Partnership generates sufficient funds from operations and sales of investment real estate in future periods, the Partnership will continue to make payments to the Managing General Partner towards interest expense and general and administrative expenses as well as the outstanding principal balance of the short-term loan. As of December 31, 1994, the cumulative total of the short-term loan and deferred amounts due is $1,268,538 and is described further in Note 4 to the Financial Statements included in Item 8 of this Report. In the event that the Partnership is unable to generate cash sufficient to satisfy its liquidity requirements, additional funds will be obtained through the sale or refinancing of the Partnership's investments.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
As of December 31, 1993, the Partnership established a reserve against the entire outstanding balance of the note receivable relating to the unconditional guaranty obligation for operating deficits granted by the seller of the Waterford Apartments. The Managing General Partner believed, based on information obtained with respect to the obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the obligor according to the contractual terms of the note. Accordingly, the Partnership established a provision against the entire outstanding balance of the note in the amount of $298,058. The provision has since been reduced by $13,903 as a result of payments made by the obligor. In June 1994, the obligor notified the Partnership that he would be unable to pay both the outstanding balance of the note upon its maturity on August 1, 1994 and the minimum monthly payments on the note.
As of December 31, 1994, and as of the date hereof, the obligor is in default on the note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. The Managing General Partner issued a default notice to the obligor and demand for payment and filed a complaint demanding full payment of the note. On December 7, 1994 the Partnership received a summary judgment in response to the complaint filed against the obligor in the amount of the note plus accrued interest thereon. As of the date hereof, the Partnership has not received payment from the obligor and the Managing General Partner continues to pursue collection of the judgment amount.

During 1994, the Partnership made $186,647 of principal payments on its long-term mortgage debt. A balloon payment equal to the entire outstanding principal balance and all accrued but unpaid interest on the Fisherman's Village Apartments' mortgage loan in the amount of $8,747,314 will be due on November 1, 1995. It is anticipated that the Partnership will obtain the funds necessary to repay such amount at maturity through either a sale of the property or through short-term loans.

Real estate market conditions in the Orlando, Florida area, where the Fisherman's Village Apartments are located, have recovered from the overbuilding of multi-family residential units which occurred during the late 1980's and early 1990's. However, real estate market conditions remain competitive due to the construction of new multi-family housing units. Fisherman's Village Apartments was successful in increasing occupancy levels during 1993 through the use of leasing incentives and capital improvements made during that year at the property. During 1994, Fisherman's Village Apartments reduced the level of leasing incentives offered as market conditions improved and occupancy stabilized. Due to current market conditions and the stabilized operations of the property, the Managing General Partner expects that the Fisherman's Village Apartments will be listed for sale during 1995.

Since early 1992, new apartment construction has declined in the Eugene, Oregon area, where the Northgreen Apartments are located, and absorption of vacant units has continued. With the gradual improvement in market conditions in Eugene Oregon, the property has sustained a stabilized occupancy rate and improved its income performance over recent years.
Given these market conditions and the current income performance of the property, the Managing General Partner listed the Northgreen Apartments for sale during the second quarter of 1994.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
On September 6, 1994, the Managing General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership (the "First Agreement") for the sale of the Northgreen Apartments property to a non-affiliated buyer for a gross sales price of $8,950,000. However, the prospective buyer exercised its right to terminate the First Agreement and to terminate the proposed transaction prior to the scheduled date of sale. Accordingly, the Managing General Partner resumed its efforts to locate another buyer for the property.

On November 4, 1994, the Managing General Partner entered into a second Purchase and Sale Agreement on behalf of the Partnership (the "Second Agreement") for the sale of the Northgreen Apartments property to another non-affiliated buyer for a gross sales price of $8,950,000. However, the prospective buyer exercised its right to terminate the Second Agreement and to terminate the proposed transaction prior to the scheduled date of sale. Accordingly, the Managing General Partner resumed its efforts to locate another buyer for the property.

Effective March 13, 1995, the Managing General Partner entered into a third Purchase and Sale Agreement on behalf of the Partnership (the "Third Agreement") for the sale of the Northgreen Apartments property to another non-affiliated buyer for a gross sales price of $9,200,000. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Third Agreement. If this potential transaction does not result in the sale of the property, then the Managing General Partner will resume its efforts to locate another buyer for the Northgreen Apartments.

Upon the sale of the Partnership's last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

During the second quarter of 1994, the Managing General Partner had the Fisherman's Village Apartments property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $10,750,000, compared to the Partnership's cumulative investment in the property of approximately $13,463,000. The net book value of the Fisherman's Village Apartments property in the amount of $8,937,371 at December 31, 1994 was evaluated in comparison to the estimated future undiscounted cash flows and the independent appraisal and, based upon such evaluation, the Managing General Partner determined that no permanent impairment in value exists and that a write-down in value is not required as of December 31, 1994.

The Managing General Partner also evaluated the carrying value of the Northgreen Apartments as of December 31, 1994 by comparing it to the future undiscounted cash flows and a recent internal appraisal. Based on such evaluation, the Managing General Partner determined that no permanent impairment in value exists and that no write-down in value is required.
The Managing General Partner will continue to conduct property valuations on an on-going basis, using internal or independent appraisals, in order to determine whether future write-downs, if any, are required.

No capital expenditures were made during 1994, and the Partnership does not anticipate incurring any significant capital expenditures during 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
The net loss for the year ended December 31, 1994 was $43,962 as compared to a net loss of $667,686 in 1993 and a net loss of $834,469 in 1992. Included in the 1993 results is an allowance for the doubtful collection of the note receivable relating to the unconditional guaranty obligation granted by the seller of the Waterford Apartments in the amount of $298,058. Included in the 1992 results is a loss on the sale of the Huntington Park Apartments of $1,721,075 and an extraordinary gain on the extinguishment of the related mortgage indebtedness in the amount of $1,725,028.

Average occupancy for the Partnership's properties was as follows:
                                                Years ended December 31,
                                             1994         1993        1992
                                             ----         ----        ----
Fisherman's Village Apartments               94%          94%         89%
Northgreen Apartments                        96%          94%         95%

Rental income for the year ended December 31, 1994 increased by $152,727, or 5%, as compared to 1993 and $66,712, or 2%, as compared to 1992. Rental income at the Fisherman's Village Apartments increased by approximately 5% and 14% during 1994 as compared to 1993 and 1992, respectively, primarily due to an increase in rental rates and a decrease in rental concessions offered at the property. In addition, an increase in average occupancy at Fisherman's Village from 89% in 1992 to 94% in 1994 also contributed to the increase in rental income between periods. Rental income at the Northgreen Apartments increased by approximately 5% and 7% during 1994 as compared to 1993 and 1992, respectively, primarily due to increases in rental rates. Included in rental income for 1992 is approximately $235,000 from the Huntington Park Apartments, which were sold on March 31, 1992.

Interest income for the year ended December 31, 1994 decreased by $18,242, or 38%, as compared to 1993, and by $20,027, or 40%, as compared to 1992. These decreases were primarily due to the fact that as of December 31, 1993, the Partnership established a provision, reflected in the Partnership's Balance Sheets, against the entire outstanding balance of the note receivable from the seller of the Waterford Apartments. As such, the interest payments received on the note during the year ended December 31, 1994 have been included as a recovery against the loss recorded in 1993. The decreases in interest income were partially offset by an increase in the Partnership's cash and cash equivalents and the interest earned on such amounts.

Interest expense decreased in 1994 by $50,901, or 4%, as compared to 1993, and by $531,721, or 32%, as compared to 1992. Interest expense at the Fisherman's Village Apartments for the year ended December 31, 1994 was consistent with that incurred during 1993 and decreased by approximately 33% as compared to 1992 due to a reduction in the interest rate on the mortgage loan from 11.5% to 7.39%, effective November 1992. Interest expense at the Northgreen Apartments decreased by approximately 10% and 13% during 1994 as compared to 1993 and 1992, respectively, as a result of the interest rate reduction on the mortgage loan from 9.75% to 8.75%, effective October 1993. Included in interest expense in 1992 is approximately $130,000 relating to interest payments made with respect to the mortgage loan on the Huntington Park Apartments, which were sold during that year.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Property operating expenses in 1994 decreased by $105,077, or 7%, as compared to 1993 and by $105,599, or 7%, as compared to 1992. Property operating expenses at the Fisherman's Village Apartments decreased in 1994 by approximately 6% as compared to 1993 due to a decrease in maintenance and repair expenses incurred at the property. During the year ended December 31, 1993, a significant amount of maintenance and repair costs were incurred at the Fisherman's Village Apartments in order to maintain the property's occupancy rate and its competitive position within the Orlando market. Fisherman's Village continued to incur such maintenance and repair costs during 1994, although at a reduced level as compared to 1993. Property operating expenses at the Fisherman's Village Apartments increased by approximately 11% in 1994 as compared to 1992 due to an increase in maintenance and repair expenses as described above. This increase from 1992 was partially offset by a decrease in real estate taxes. Property operating expenses at the Northgreen Apartments decreased in 1994 by approximately 9% and 12% as compared to 1993 and 1992, respectively. These decreases were due to decreases in maintenance and repair expenses and real estate taxes incurred at the property. In addition, the local governmental authorities changed their method of assessing water and sewer charges in 1994 resulting in a decrease in such expenses at the Northgreen Apartments. Included in property operating expenses for 1992 is approximately $116,000 of expenses incurred at the Huntington Park Apartments, which were sold during that year.

Depreciation decreased in 1994 by $21,447, or 3%, as compared to 1993 and $94,888, or 13%, as compared to 1992. This decrease in 1994 as compared to 1992 is primarily due to the disposition of the Huntington Park Apartments.

The provision for/(recovery of) uncollectible note receivable during 1993 reflects the Managing General Partner's decision to establish an allowance against the then entire outstanding balance of the note receivable of $298,058 as of December 31, 1993, relating to the unconditional guaranty obligation granted by the seller of the Waterford Apartments. Based on the obligor's financial condition at December 31, 1993, the Managing General Partner believed that it was probable that the Partnership would not collect all amounts due according to the contractual terms of the note. During 1994, the Partnership received payments on the note totaling $13,903. However, the obligor is in default on the note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. (This note receivable is also discussed in Note 7 to the Financial Statements included in Item 8 of this Report.)

The Managing General Partner believes that inflation has had no significant impact on the Partnership during the last three fiscal years and the Managing General Partner anticipates that inflation will not have a significant impact during 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations for the five year period ended December 31, 1994, which are calculated in accordance with Section 17 of the Partnership Agreement:

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
Net cash provided by/(used in)
  operating activities (a)             $321,622     $306,022   ($32,208)   ($249,570)   ($29,998)
Net change in operating assets
  and liabilities (a)                   258,777     (29,842)    (86,965)    (604,908)   (317,052)
                                       --------     --------     -------     --------    --------
Cash provided by/(used in)
   operations (a)                       580,399      276,180   (119,173)    (355,338)   (347,050)
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                 (186,647)    (166,289)   (105,768)     (80,619)   (251,877)
                                       --------     --------     -------     --------    --------
Cash provided by/(used in) operations,
  as adjusted                           393,752      109,891   (224,941)    (435,957)   (598,927)
Increase in working capital reserves  (393,752)    (109,891)           -            -           -
                                       --------     --------     -------     --------    --------
Adjusted Cash from Operations (b)             -            -   (224,941)    (435,957)   (598,927)
Decrease in working capital reserves          -            -     224,941      435,957     598,927
                                       --------     --------     -------     --------    --------
Distributable Cash from Operations (b)       $-           $-          $-           $-          $-
                                       ========     ========     =======     ========    ========

(a) Net cash provided by/(used in) operating activities, net change in operating assets and liabilities, and cash provided by/(used in) operations are as calculated in the Statements of Cash Flows included in Item 8 of this Report.

(b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events requiring disclosure under this Item have occurred.

                                 Part III

Item 10 - Directors and Executive Officers of the Partnership

(a-b)     Identification of Directors and Executive Officers

By virtue of its organization as a Limited Partnership, the Partnership has no directors and executive officers. As indicated in Item 1 of this Report, the Managing General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to terms of the Partnership Agreement, the Managing General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the Managing General Partner are as follows:

         Name                        Title                           Age
         ----                        -----                           ---
     William M. Fitzgerald      President and Director                51
     Malcolm G. Pittman, III    Director                              43
     Susan M. Shephard          Director                              42
     Richard E. Frank           Treasurer (Chief Accounting
                                Officer)                              33

(c)  Identification of certain significant persons

The Managing General Partner is responsible for the identification, analysis, purchase, operation, and disposal of specific Partnership real estate investments. The Managing General Partner has established a Real Estate Investment Committee utilizing senior real estate personnel of John Hancock and its Affiliates to review each proposed investment. The members of the Real Estate Investment Committee are designated each year at the annual meeting of the Board of Directors of John Hancock Realty Equities, Inc. and are as follows:

         Name                        Title                           Age
         ----                        -----                           ---
     Edward P. Dowd             Senior Vice President of              52
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's      48
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the Managing General Partner.

(e)  Business experience

William M. Fitzgerald (age 51), joined John Hancock in 1968. He has been President and a Director of the Managing General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the Managing General Partner expires in May 1995. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman (age 43), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the Managing General Partner since November 1991. His term as a Director of the Managing General Partner expires in May 1995. Mr. Pittman has been Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 42), joined John Hancock in 1985 as an Attorney.
She has been a Director of the Managing General Partner since November 1991. Her term as a Director of the Managing General Partner expires in May 1995. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 33), joined John Hancock in 1983. He has been Treasurer of the Managing General Partner and a Senior Financial Administrator of John Hancock since June 1993. From 1991 to 1993, Mr. Frank was an Associate of Hancock Realty Investors Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp.; and from 1987 to 1990, he was a Senior Accountant of John Hancock Realty Services Corp.. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 52), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the Managing General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 48), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the Managing General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

(f)  Involvement in certain legal proceedings

None

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Managing General Partner's directors and executive officers, as well as any person holding more than ten percent of the Units, are required to report their initial ownership of Units and any subsequent change in such ownership to the Securities and Exchange Commission and the Partnership (such requirements hereinafter referred to as "Section 16(a) filing requirements"). Specific time deadlines for Section 16(a) filing requirements have been established.

To the Partnership's knowledge, no officer or director of the Managing General Partner has an ownership interest in the Partnership and no person holds more than 10% of the Units.

Item 11 - Executive Compensation

None of the officers or directors of the Managing General Partner or any of the Real Estate Investment Committee members referred to in Item 10(c) receives any current direct remuneration in their capacities as officers, directors or Real Estate Investment Committee members, pursuant to any standard arrangements or otherwise, from the Partnership nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights, to any such person. No long-term incentive plan exists with such persons and no remuneration plan or arrangement exists with such persons resulting from his/her resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

For its activities occurring during the offering period, which terminated on August 31, 1985, the General Partners and/or their Affiliates, as defined in the Partnership Agreement, received reimbursement for certain organizational, offering, and acquisition expenses, and received certain acquisition and initial management fees, in accordance with the terms of the Partnership Agreement.

In accordance with the terms of the Partnership Agreement, the General Partners and/or their Affiliates, as defined in the Partnership Agreement, are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the Managing General Partner is entitled to receive a Property Management Fee for providing property management services for Partnership properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arm's-length transactions by third parties rendering comparable services for comparable properties in the localities where such properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. No Affiliate of the Managing General Partner is providing, nor has provided, property management services to the Partnership. Therefore, the Partnership did not pay any such fees during 1994, 1993 and 1992.

The General Partners and their Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partners' or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership incurred $79,420, $78,390 and $86,826 of such expenses during the years ended December 31, 1994, 1993 and 1992, respectively. For the years ended December 31, 1992 and 1991, no such reimbursements were paid by the Partnership in order to enable it to meet its working capital needs.

Upon the disposition of any property, the General Partners are entitled to a Subordinated Real Estate Commission (as defined in the Partnership Agreement) for rendering substantial services in connection with the sale of such property in the amount of 3% of the sales price of such property. However, no such Subordinated Real Estate Commission may be paid until all Limited Partners first have received a return of their total Invested Capital plus any previously unpaid cumulative return on investment of 7% per annum as defined in Section 8.2 of the Partnership Agreement. The Partnership has never paid any such Subordinated Real Estate Commission.

A Share of the Partnership's Distributable Cash from Operations (as defined in the Partnership Agreement) is distributable to the General Partners. Distributable Cash from Operations is distributable in accordance with
Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report) . The Partnership has not generated any Distributable Cash from Operations since its inception and, as such, the General Partners have not received any such distributions.

A Share of Cash from Sales or Refinancings (as defined in the Partnership Agreement) may be distributed to the General Partners. Cash from Sales or Refinancings is distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). In accordance with the Partnership Agreement, the General Partners were not entitled to receive any such distributions during 1994, 1993 and 1992.

A Share of the Partnership's Profits or Losses for Tax Purposes (as defined in the Partnership Agreement) is allocable to the General Partners. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Refinancings. The General Partners are generally allocated 1% of Partnership Losses for tax purposes. The General Partners' Share of such Profits and Losses were losses in the amount of $2,342, $4,912 and $7,880 during the years ended December 31, 1994, 1993 and 1992, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partners and their Affiliates:

                                                1994       1993       1992
                                                ----       ----       ----
    Operating Expenses (a)                    $79,420    $78,390    $86,826
    General Partners' Share of Losses         (2,342)    (4,912)    (7,880)

    (a) Represents amounts incurred for the years ending December 31, 1994, 1993 and 1992. During the years ended December 31, 1992 and 1991 the Partnership deferred the payment of expense reimbursements in order to meet its working capital needs. During the years ended December 31, 1993 and 1994, the Partnership no longer deferred such payments and during the year ended December 31, 1994 the Partnership began to make payments towards these deferred amounts. As a result, amounts paid to the General Partners and their Affiliates during the years ended December 31, 1994, 1993 and 1992 do not reflect the amounts incurred during each period.

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1994 and does not currently have such a committee. No current or former officer or employee of the Managing General Partner or its Affiliates participated during the 1994 fiscal year in deliberations regarding the Managing General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

By virtue of its organization as a limited partnership, the Partnership has no outstanding securities with traditional voting rights. However, as provided in Section 13.1 of the Partnership Agreement, 10% or more in interest of the Limited Partners may request that the Managing General Partner call a meeting of the Limited Partners, or request a vote by written consent without a meeting, as to any matter set forth in Section 13.2, which section provides that a majority in interest of the Limited Partners, without the concurrence of the General Partners and subject to certain conditions set forth in Section 13.3 of the Partnership Agreement, may:

(1)  Amend the Partnership Agreement;

(2)  Dissolve the Partnership;

(3)  Remove any General Partner and elect a replacement therefor; and

(4) Approve or disapprove the sale of all or substantially all the assets of the Partnership.

a) Security ownership of certain beneficial owners

   No person or group, including the General Partners, is known to own beneficially more than 5% of the Partnership's 21,954 outstanding Units as of December 31, 1994.

Item 12 - Security Ownership of Certain Beneficial Owners and Management (continued)

b) Security ownership of management

   By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Neither the Managing General Partner nor any officer or director of the Managing General Partner possesses the right to acquire a beneficial ownership of Units.

c) Changes in control

   The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change in control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 4 of the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partners and their Affiliates during 1994, 1993 and 1992.


                                Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  (1) and (2)    -    Listed on Index to Financial Statements and
Financial Statement Schedules.

     (3)        -   Listing of Exhibits



Exhibit Number                                    Page Number or
   Under                                         Incorporation by
Regulation S-K     Description                      Reference
---------------    -----------                      ---------



  4         Instruments defining the rights
            of security holders



     4.1    Amended Agreement of Limited          Exhibit A to final
            Partnership*                          Prospectus dated
                                                  September 21, 1984,
                                                  filed under the
                                                  Partnership's
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (a)  Amendment to the Amended Agreement    Exhibit 4.1(a) to Post-
            of Limited Partnership dated as of    Effective Amendment No. 1
            December 1, 1984*                     No. 1 to the
Partnership's
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

     4.2    The Subscription Agreement and        Exhibit D to final
            Limited Partner Signature Page        Prospectus dated
            and Power of Attorney whereby a       September 21, 1984,
            subscriber agrees to purchase         filed under the
            Units and adopts the provisions       Partnership's
            of the Partnership Agreement*         Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

     4.3    Copy of Tenth Amendment and           Exhibit 4.3 to
            Restatement of Certificate of         Item 14 to the
            Limited Partnership filed with        Partnership's
            the Massachusetts Secretary of        Report on Form 10-K
            State on August 30, 1985*             dated December 31, 1986
                                                  (File 0-13473)

 10         Material contracts and other
            documents

     10.1   Form of Consulting Agreement          Exhibit 10.2 to the
            between the Managing General          Partnership's
            Partner and Merrill Lynch,            Form S-11
            Hubbard Inc.*                         Registration
                                                  Statement
                                                  (File 2-91210)

     10.2   Copy of revised letter from           Exhibit 10.5(a) to
            John Hancock Subsidiaries, Inc.       Post-Effective
            containing undertaking as to          Amendment No. 1 to
            the net worth of the Managing         the Partnership's
            General Partner*                      Form S-11
                                                  Registration Statement
                                                  (File 2-91210)

     10.3   Documents relating to Waterford
            Apartments

       (a)  Developer Note dated                  Exhibit 10.6(b) to
            April 18, 1983, from Waterford        Amendment No. 1 to
            Partners to Savers Federal            the Partnership's
            Savings and Loan Association*         Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Allonge to Note dated                 Exhibit 10.3(b)
            January 25, 1988, between             to Item 14 to the
            Savers Federal Savings and            Partnership's
            Loan Association and                  Report on Form 10-K
            Waterford Partners*                   dated December 31, 1987
                                                  (File 0-13473)

       (c)  Limited Guaranty dated                Exhibit 10.3(c)
            January 25, 1988, between             to Item 14 to the
            John Hancock Properties               Partnership's
            Limited Partnership and               Report on Form 10-K
            Savers Federal Savings                dated December 31, 1987
            and Loan Association                  (File 0-13473)
            and Waterford Partners*

       (d)  Deed of Trust and Security            Exhibit 10.6(c) to
            Agreement dated April 18, 1983,       Amendment No.1 to
            by Waterford Associates to            the Partnership's
            John Kooistra, Jr., Trustee*          Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

       (e)  Amendment to Deed of Trust            Exhibit 10.3(e)
            and Security Agreement dated          to Item 14 to the
            January 25, 1988, between             Partnership's
            Savers Federal Savings and            Report on Form 10-K
            Loan Association and                  dated December 31, 1987
            John Hancock Properties               (File 0-13473)
            Limited Partnership*

       (f)  Regulatory Agreement and              Exhibit 10.6(d) to
            Declaration of Restrictive            Amendment No. 1 to
            Covenants dated April 18, 1983,       the Partnership's
            by and among Residential Housing      Form S-11
            Facilities Board of Pulaski           Registration
            County, Arkansas, United States       Statement
            Trust Company of New York, as         (File 2-91210)
            Trustee, and Waterford Partners*

       (g)  Assumption Agreement dated            Exhibit 10.6(f)  to
            August 9, 1984, by and among          Amendment No. 1 to
            Residential Housing Facilities        the Partnership's
            Board of Pulaski County,              Form S-11
            United States Trust Company of        Registration
            New York and First Commercial         Statement
            Bank, N.A., as Trustees,              (File 2-91210)
            Waterford Partners,
            John Hancock Properties
            Limited Partnership, and Savers
            Federal Savings and Loan
            Association*

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (h)  Repurchase Agreement dated            Exhibit 10.6(g) to
            August 9, 1984, between               Amendment No. 1 to
            Waterford Partners and                the Partnership's
            John Hancock Properties Limited       Form S-11
            Partnership*                          Registration
                                                  Statement
                                                  (File 2-91210)

       (i)  Escrow Agreement among                Exhibit 10.6(i) to
            Little Rock Abstract Company,         Amendment No.1 to
            John Hancock Properties Limited       the Partnership's
            Partnership and Waterford             Form S-11
            Partners*                             Registration
                                                  Statement
                                                  (File 2-91210)

       (j)  Unconditional Guaranty Agreement      Exhibit 10.6(j) to
            dated July 2, 1984, as amended        Amendment No. 1 to
            by letter dated August 15, 1984,      the Partnership's
            executed by Mike Henderson*           Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

       (k)  Promissory Note dated                 Exhibit 10.3(k)
            December 23, 1987, between            to Item 14 to the
            John M. Henderson and                 Partnership's
            John Hancock Properties               Report on Form 10-K
            Limited Partnership*                  dated December 31, 1987
                                                  (File 0-13473)

       (l)  Deed-in-Lieu of Foreclosure           Exhibit 10.2(e) to the
            between Resolution Trust Corporation  Amendment No. 1 to
            as Conservator for Savers Federal     the Partnership's
            Savings and Loan Association and      Report on Form 10-K
            John Hancock Properties Limited       dated December 31, 1991
            Partnership*                          (File 0-13473)

     10.4   Documents relating to
            Huntington Park Apartments

       (a)  Promissory Note dated May 4,          Exhibit 10.7(b) to
            1983, from VSP Housing                Amendment No. 1 to
            Associates 101 to Western             the Partnership's
            Savings and Loan Association*         Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Deed of Trust dated May 4, 1983,      Exhibit 10.7(c) to
            between VSP Housing                   Amendment No. 1 to
            Associates 101 and Western            the Partnership's
            Savings and Loan Association*         Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

       (c)  Deed and Deed Restrictions dated      Exhibit 10.7(d) to
            as of March 1, 1983, from             Amendment No. 1 to
            The Industrial Development            the Partnership's
            Authority of the City of Tucson,      Form S-11
            Arizona to VSP Housing                Registration
            Associates 101*                       Statement
                                                  (File 2-91210)

       (d)  Rental Escrow Agreement dated         Exhibit 10.7(f) to
            September 24, 1984, between VSP       Post-Effective
            Housing Associates 101,               Amendment No. 1 to
            John Hancock Properties Limited       the Partnership's
            Partnership and Ticor Title           Form S-11
            Insurance Company of California*      Registration
                                                  Statement
                                                  (File 2-91210)

       (e)  Deed of Trust and Security            Exhibit 10.7(i) to
            Agreement dated December 14,          Post-Effective
            1984, between John Hancock            Amendment No. 1 to
            Properties Limited Partnership,       the Partnership's
            Ticor Title Insurance Company of      Form S-11
            California and John Hancock           Registration
            Realty Services Corp.*                Statement
                                                  (File 2-91210)

       (f)  Purchase and Sale Agreement           Exhibit 1 to the
            between John Hancock Properties       Partnership's Report
            Limited Partnership and               on Form 8-K dated
            Pacific Institutional Advisors        March 31, 1992
            dated February 14, 1992 *             (File 0-13473)

       (g)  Loan Payoff Agreement between         Exhibit 2 to the
            Resolution Trust Corporation and      Partnership's Report
            John Hancock Properties Limited       on Form 8-K dated
            Partnership dated March 19, 1992 *    March 31, 1992
                                                  (File 0-13473)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     10.5   Documents relating to
            Fisherman's Village Apartments

       (a)  Promissory Note dated                 Exhibit 10.11(a) to
            October 17, 1985, from                Item 14 of the
            John Hancock Properties               Partnership's Report
            Limited Partnership to                on Form 10-K dated
            Pacific Mutual Life                   December 31, 1985
            Insurance Company*                    (File 0-13473)

       (b)  Mortgage and Security                 Exhibit 10.11(b) to
            Agreement dated                       Item 14 of the
            October 16, 1985, between             Partnership's Report
            John Hancock Properties               on Form 10-K dated
            Limited Partnership and               December 31, 1985
            Pacific Mutual Life                   (File 0-13473)
            Insurance Company*

       (c)  Pledge and Assignment of Account      Exhibit 10.11(e) to
            dated October 16, 1985, between       Item 14  of the
            John Hancock Properties Limited       Partnership's Report
            Partnership and Pacific Mutual        on Form 10-K dated
            Life Insurance Company*               December 31,1985
                                                  (File 0-13473)

       (d)  Hold Harmless and Escrow              Exhibit 10.11(f) to
            Agreement dated October, 1985,        Item 14 of the
            between John Hancock Properties       Partnership's Report
            Limited Partnership and               on Form 10-K dated
            Ticor Title Insurance*                December 31,1985
                                                  (File 0-13473)

       (e)  Promissory Note and Mortgage          Exhibit 10.5(e) to
            Renewal and Modification Agreement    Item 14 of the
            between Pacific Mutual Life Insurance Partnership's Report
            Company and John Hancock Properties   on Form 10-K dated
            Limited Partnership*                  December 31, 1992
                                                  (File 0-13473)

     10.6   Documents relating to Northgreen
            Apartments

       (a)  Promissory note dated                 Exhibit 10.6(a)
            September 12, 1988 from               to Item 14 of the
            John Hancock Properties Limited       Partnership's Report
            Partnership to Great West Life        on Form 10-K dated
            Assurance Company*                    December 31, 1988
                                                  (File 0-13473)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Trust Deed with Security Agreement    Exhibit 10.6(b)
            dated September 12, 1988 between      to Item 14 of the
            John Hancock Properties Limited       Partnership's Report
            Partnership and Great West Life       on Form 10-K dated
            Assurance Company*                    December 31, 1988
                                                  (File 0-13473)

       (c)  Absolute Assignment of Leases         Exhibit 10.6(c)
            dated September 12, 1988 from         to Item 14 of the
            John Hancock Properties Limited       Partnership's Report
            Partnership to Great West Life        on Form 10-K dated
            Assurance Company*                    December 31, 1988
                                                  (File 0-13473)

       (d)  Promissory Note and Mortgage          Exhibit 10.6(d)
            Renewal and Modification              to Item 14 of the
            Agreement between John Hancock        Partnership's Report
            Properties Limited Partnership and    on Form 10-K dated
            Great West Life Assurance Company*    December 31, 1993
                                                  (File 0-13473)

     10.7   Documents relating to
            Delta Grove Apartments

       (a)  Promissory Note dated                 Exhibit 10.9(a) to
            February 28, 1985,                    the Partnership's
            from John Hancock                     Report on Form 10-K
            Properties Limited                    dated December 31, 1984
            Partnership to Delta Grove            (File 2-91210)
            Development Company*

       (b)  Deed of Trust dated                   Exhibit 10.9(b) to
            February 25, 1985, by                 the Partnership's
            Delta Grove Development Company       Report on Form 10-K
            to John Hancock Properties            dated December 31, 1984
            Limited Partnership*                  (File 2-91210)

       (c)  Security Agreement dated              Exhibit 10.9(c) to
            February 28, 1985, between            the Partnership's
            John Hancock Properties Limited       Report on Form 10-K
            Partnership and Delta Grove           dated December 31, 1984
            Development Company*                  (File 2-91210)

       (d)  Memorandum of Understanding           Exhibit 10.9(e) to
            dated February 28, 1985,              the Partnership's
            between Delta Grove Development       Report on Form 10-K
            Company and John Hancock              dated December 31, 1984
            Properties Limited Partnership*       (File 2-91210)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (e)  Assignment of Residential             Exhibit 10.9(g) to the
            Property Management Agreement         Partnership's Report
            dated February 28, 1985,              on Form 10-K dated
            between Beam & James and              December 31, 1984
            Bennett Management Company*           (File 2-91210)

       (f)  Purchase and Sale Agreement           Exhibit 10.7(e) to
            between John Hancock Properties       Amendment No. 1 to
            Limited Partnership and Whittaker     the Partnership's Report
            Realty Group, Inc.*                   on Form 10-K dated
                                                  December 31, 1991
                                                  (File 0-13473)

     10.8   Documents relating to
            Ramsey Place

       (a)  Deed of Trust Note dated              Exhibit 10.12(a) to the
            December 17, 1985, from               Partnership's Report
            John Hancock Properties               of Form 10-K dated
            Limited Partnership to                December 31, 1985
            National Life Insurance               (File 0-13473)
            Company*

       (b)  Deed of Trust and Security            Exhibit 10.12(b) to the
            Agreement dated December 17,          Partnership's Report
            1985, between John Hancock            of Form 10-K dated
            Properties Limited Partnership        December 31, 1985
            and National Life Insurance           (File 0-13473)
            Company*

       (c)  Rent Escrow Agreement dated           Exhibit 10.12(d) to the
            December 17, 1985, between            Partnership's Report
            John Hancock Properties               of Form 10-K dated
            Limited Partnership and               December 31, 1985
            Alamo Title Co. and Ramsey            (File 0-13473)
            Place, Ltd.*

       (d)  Escrow Agreement regarding funds      Exhibit 10.12(e) to the
            for improvement of Ramsey Road        Partnership's Report
            dated December 17, 1985, between      of Form 10-K dated
            John Hancock Properties Limited       December 31, 1985
            Partnership and Ramsey Place, Ltd.*   (File 0-13473)

       (e)  Escrow Agreement regarding completion Exhibit 10.12(f) to the
            of work dated December 17, 1985,      Partnership's Report
            between John Hancock Properties       of Form 10-K dated
            Limited Partnership and Ramsey        December 31, 1985
            Place, Ltd. and Alamo Title Co.*      (File 0-13473)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (f)  Special Warranty Deed between         Exhibit 10.8(g) to
            John Hancock Properties Limited       Amendment No. 1 to
            Partnership and National Life         the Partnership's Report
            Insurance Company *                   on Form 10-K dated
                                                  December 31, 1990
                                                  (File 0-13473)

     10.9   Promissory Note dated                 Page 50
            December 1, 1994 between
            John Hancock Realty Equities, Inc.
            and John Hancock Properties
            Limited Partnership+

     10.10  Documents relating to Management
            Agreement

       (a)  Management Agreement dated            Exhibit 10.10 (a) to the
            January 1, 1992 between Hancock       Partnership's Report on
            Realty Investors Incorporated and     Form 10-K dated
            John Hancock Realty Equities*         December 31, 1992
                                                  (File 0-13473)

       (b)  Agreement dated May 28, 1993          Exhibit 10.10(b) to the
            Concerning Subcontracting of          Partnership's Report on
            Management Services Pertaining to     Form 10-K dated
            John Hancock Properties Limited       December 31, 1993
            Partnership between John Hancock      (File 0-13473)
            Realty Equities, Inc., Hancock Realty
            Investors, Incorporated and John
            Hancock Mutual Life Insurance
            Company*

     10.11  Documents relating to Executive
            Compensation Plans and Arrangements

       (a)  Partnership Agreement*                Exhibit 4.1(a) to Post-
                                                  Effective Amendment No. 1
                                                  to the Partnership's
                                                  Form S-11 Registration
                                                  Statement
                                                  (File 2-91210)

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d)  Financial Statement Schedules - The response to this portion of Item
14 is submitted     as a separate section of this Report commencing on Page
F-17.

----------------------------------
+Filed herewith
*Incorporated by reference

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1995.

                               John Hancock Properties Limited Partnership

                               By: John Hancock Realty Equities, Inc.,
                                   Managing General Partner


                               By: WILLIAM M. FITZGERALD
                                   -------------------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1995.


      Signatures                         Title
      ----------                         -----


                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
                               Inc. (Managing General Partner of
  WILLIAM M. FITZGERALD        Registrant)
  -----------------------
  William M. Fitzgerald


                               Treasurer (Chief Accounting Officer)
                               of John Hancock Realty Equities, Inc.
  RICHARD E.FRANK              (Managing General Partner of Registrant)
  -----------------------
  Richard E. Frank


                               Director of John Hancock Realty Equities,
                               Inc. (Managing General Partner of
  MALCOLM G. PITTMAN, III      Registrant)
  -----------------------
  Malcolm G. Pittman, III


                               Director of John Hancock Realty Equities,
                               Inc. (Managing General Partner of
  SUSAN M. SHEPHARD            Registrant)
  -----------------------
  Susan M. Shephard

                       ANNUAL REPORT ON FORM 10-K



              ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                            CERTAIN EXHIBITS



                     FINANCIAL STATEMENT SCHEDULES



                      YEAR ENDED DECEMBER 31, 1994



              JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP



                         BOSTON, MASSACHUSETTS

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14(a) (1) AND (2))


1. Financial Statements                                           Page


     Report of Independent Auditors                                F-3

     Balance Sheets at December 31, 1994 and 1993                  F-4

     Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992                              F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1994, 1993 and 1992                              F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1994, 1993 and 1992                              F-7

     Notes to Financial Statements                                 F-9



2. Financial Statement Schedules

     Schedule II:   Valuation and Qualifying Accounts              F-17

     Schedule III:  Real Estate and Accumulated
                    Depreciation                                   F-18


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors


To the Partners
John Hancock Properties Limited Partnership

We have audited the accompanying balance sheets of John Hancock Properties Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Properties Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                               ERNST & YOUNG LLP


February 3, 1995

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS

                                                    December 31,
                                                 1994           1993
                                                 ----           ----
Assets:
 Cash and cash equivalents                     $578,996       $444,021
 Restricted cash                                417,985        452,431
 Note receivable, net of allowance of
  $284,155 in 1994 and $298,058 in 1993               -              -
 Prepaid expenses and other assets               79,275         87,339

Investment in property:
 Land                                         2,588,726      2,588,726
 Buildings and improvements                  18,205,348     18,205,348
                                            -----------    -----------
                                             20,794,074     20,794,074
 Less: accumulated depreciation             (6,821,682)    (6,197,321)
                                            -----------    -----------
                                             13,972,392     14,596,753
                                            -----------    -----------

   Total assets                             $15,048,648    $15,580,544


                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses         $318,178       $325,448
 Accounts payable to affiliates                 268,538        562,555
 Note payable to affiliate                    1,000,000      1,000,000
 Long-term debt                              13,416,019     13,602,666
                                            -----------    -----------
   Total liabilities                         15,002,735     15,490,669

Partners' equity/(deficit):
 General Partners'                            (707,996)      (707,556)
 Limited Partners'                              753,909        797,431
                                            -----------    -----------
   Total partners' equity                        45,913         89,875
                                            -----------    -----------

   Total liabilities and partners' equity   $15,048,648    $15,580,544
                                            ===========    ===========




                   See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                        STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                                      1994        1993         1992
                                                      ----        ----         ----
Income:
  Rental income                                   $3,190,235  $3,037,508   $3,123,523
  Interest income                                     30,141      48,383       50,168
                                                  ----------  ----------   ----------
    Total income                                   3,220,376   3,085,891    3,173,691


Expenses:
  Interest                                         1,141,871   1,192,772    1,673,592
  Property operating expenses                      1,373,439   1,478,516    1,479,038
  Depreciation                                       624,361     645,808      719,249
  General and administrative                         138,570     138,423      140,234
  Provision for/(recovery of)
    uncollectible note receivable                   (13,903)     298,058            -
  Loss on sale of property                                 -           -    1,721,075
                                                  ----------  ----------   ----------
   Total expenses                                  3,264,338   3,753,577    5,733,188
                                                  ----------  ----------   ----------
   Net loss before extraordinary gain               (43,962)   (667,686)  (2,559,497)

Extraordinary gain on debt
 extinguishment                                            -           -    1,725,028
                                                  ----------  ----------   ----------
   Net loss                                        ($43,962)  ($667,686)   ($834,469)
                                                  ==========  ==========   ==========
Allocation of net loss:

  General Partners                                    ($440)    ($6,677)     ($8,345)
  Limited Partners                                  (43,522)   (661,009)    (826,124)
                                                  ----------  ----------   ----------
                                                   ($43,962)  ($667,686)   ($834,469)
                                                  ==========  ==========   ==========
Net loss before extraordinary gain
  per Limited Partnership Unit
  outstanding                                         ($1.98)     ($30.11)   ($115.42)

Extraordinary gain on debt
  extinguishment per Limited
  Partnership Unit outstanding                             -           -         7.79
                                                  ----------  ----------   ----------
Net loss per Limited Partnership
  Unit outstanding                                    ($1.98)     ($30.11)    ($37.63)
                                                  ==========  ==========   ==========

                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1994, 1993 and 1992


                                                    General     Limited
                                                    Partners    Partners      Total
                                                    --------    --------      -----

Partners' equity/(deficit) at
 January 1, 1992 (21,954 Limited
 Partnership Units outstanding)                   ($692,534)  $2,284,564   $1,592,030

Less:   Net loss                                     (8,345)   (826,124)    (834,469)
                                                    --------  ----------   ----------

Partners' equity/(deficit) at
 December 31, 1992 (21,954 Limited
 Partnership Units outstanding)                    (700,879)   1,458,440      757,561

Less:   Net loss                                     (6,677)   (661,009)    (667,686)
                                                    --------  ----------   ----------

Partners' equity/(deficit) at
 December 31, 1993 (21,954 Limited
 Partnership Units outstanding)                    (707,556)     797,431       89,875

Less:   Net loss                                       (440)    (43,522)     (43,962)
                                                    --------  ----------   ----------

Partners' equity/(deficit) at
   December 31, 1994 (21,954 Limited
   Partnership Units outstanding)                 ($707,996)    $753,909      $45,913
                                                    ========    ========      =======













                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                                      1994        1993         1992
                                                      ----        ----         ----
Operating activities:

 Net loss                                          ($43,962)  ($667,686)   ($834,469)

 Adjustments to reconcile net loss
  to net cash provided by/(used in)
  operating activities:
   Depreciation                                      624,361     645,808      719,249
   Provision for uncollectible
     note receivable                                       -     298,058            -
   Loss on sale of property                                -           -    1,721,075
   Extraordinary gain on debt
     extinguishment                                        -           -  (1,725,028)
                                                   ---------  ----------   ----------
                                                     580,399     276,180    (119,173)

 Changes in operating assets and liabilities:
   Decrease in prepaid expenses,
     other assets, and receivables                     8,064      22,255       13,593
   Decrease in accounts payable
     and accrued expenses                            (7,270)     (2,437)     (75,929)
   Decrease/(increase) in restricted cash             34,446    (31,945)     (35,858)
   Increase/(decrease) in accounts payable to
     affiliates                                    (294,017)      41,969      185,159
                                                   ---------  ----------   ----------
      Net cash provided by/(used in)
        operating activities                         321,622     306,022     (32,208)

Investing activities:
 Proceeds from sale of property                            -           -    4,072,442
                                                    --------    --------   ----------
      Net cash provided by investing
        activities                                         -           -    4,072,442









                          Continued on Next Page

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                   STATEMENTS OF CASH FLOWS (continued)

                                                        Years Ended December 31,
                                                      1994        1993         1992
                                                      ----        ----         ----

Financing activities:
 Principal payments on long-term debt              (186,647)   (166,289)  (3,905,768)
                                                    --------    --------   ----------
      Net cash used in financing activities        (186,647)   (166,289)  (3,905,768)
                                                    --------    --------   ----------
      Net increase in cash and cash
        equivalents                                  134,975     139,733      134,466

      Cash and cash equivalents at beginning
        of year                                      444,021     304,288      169,822
                                                    --------    --------   ----------
      Cash and cash equivalents at end of
        year                                        $578,996    $444,021     $304,288
                                                  ==========    ========   ==========



























                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

1.   Organization of Partnership
  ---------------------------
      John Hancock Properties Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of December 31, 1994, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,048 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). The Partnership is engaged solely in the acquisition, operation, and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units of Limited Partnership Interests at $1,000 per Unit. During the offering period, which terminated on August 31, 1985, 21,954 Units of Limited Partnership Interests ("Units) were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

      The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As of December 31, 1994 and the date hereof, the Partnership has two properties remaining in its portfolio. Of the two remaining properties, one property is currently listed for sale and the other property is expected to be listed for sale during 1995. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

2.   Significant Accounting Policies
  -------------------------------
      The Partnership maintains its accounting records and recognizes rental income on the accrual basis.

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

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)
  -------------------------------
      Investments in property are recorded at cost less any property write-downs for permanent impairment of values. Cost includes the initial purchase price of the property plus the cost of significant improvements, acquisition and legal fees, and other miscellaneous acquisition costs.

      Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred.

      The net loss per Unit for each year is computed by dividing the Limited Partners' share of net loss by the number of Units outstanding at the end of each year.

      No provision for income taxes has been made in the Financial Statements since such taxes are the responsibility of the individual Partners rather than that of the Partnership.

3.   The Partnership Agreement
  -------------------------
      Profits from the normal operations of the Partnership for each fiscal year, or portion thereof, are allocated between the Limited Partners and the General Partners in the same proportion as Distributable Cash from Operations, as defined in the Partnership Agreement, provided that (i) in no event shall the General Partners be allocated less than 1% of any such profits from normal operations, and (ii) if there is any fiscal year which produces no Distributable Cash from Operations but which produces profits for tax purposes from normal operations, such profits are allocated 90% to the Limited Partners and 10% to the General Partners.

      Losses from the normal operations of the Partnership for each fiscal year or portion thereof are allocated 99% to the Limited Partners and 1% to the General Partners, except any such profits or losses which were based upon the Partnership's operations prior to the initial closing under the Partnership's offering of Units were allocated 99% to the General Partners and 1% to the initial Limited Partner. Distributable Cash from Operations is distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that in each fiscal year the General Partners will defer their receipt of any Distributable Cash from Operations to the extent necessary to provide the Limited Partners a non-cumulative return in such year equal to 4% of their Invested Capital, as defined in the Partnership Agreement. All distributions of Distributable Cash from Operations deferred by the General Partners accrue and are payable to them, to the extent possible, out of subsequent years' Distributable Cash from Operations remaining after the receipt by the Limited Partners of the aforesaid 4% return, or out of cash from sales and refinancings as specified below.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

3.   The Partnership Agreement (continued)
  -------------------------
      Cash from Sales or Refinancings, as defined in the Partnership Agreement, are distributed to the Limited Partners until the Limited Partners have received, first, a return of their total Invested Capital, and, second, such additional amount as may be necessary, after giving effect to all previous distributions of Distributable Cash from Operations and of Cash from Sales or Refinancings to the extent required to satisfy any deficiency in the Cumulative Return on Investment, as defined in the Partnership Agreement, to produce in the aggregate a Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ending prior to the date of such distribution. The General Partners are then entitled to receive an amount of Cash from Sales or Refinancings equal to any portion of the General Partners' share of Distributable Cash from Operations which was previously deferred in order to permit the payment to the Limited Partners of a non-cumulative return in each year equal to 4% of their Invested Capital. Any Cash from Sales or Refinancings remaining after the Limited Partners have received a return of their total Invested Capital plus the Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ended prior to the date of such distribution, and after the General Partners have received an amount of such cash equal to any such deferred payment of Distributable Cash from Operations, will be distributed 85% to the Limited Partners and 15% to the General Partners.

      Cash from the Sale of the last of the Partnership's properties are distributed in the same manner as Cash from Sales or Refinancings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's capital account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Refinancings as specified in the previous paragraph.

      Profits from Sales or Refinancings are generally allocated in the same manner as cash from that transaction. Losses from Sales or Refinancings are allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their capital account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the sale would be distributed.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

4.   Transactions with the General Partners and Affiliates
  -----------------------------------------------------
      Expenses incurred or paid by the General Partners or their Affiliates and to which the General Partners and their Affiliates are entitled to reimbursement from the Partnership, and interest payable on borrowings from the Managing General Partner were as follows:
                                              Years Ended December 31,
                                             1994       1993        1992
                                             ----       ----        ----
       Operating expenses                  $79,420    $78,390    $86,826
       Interest on note payable
          to affiliate                      80,416     80,000     98,333
                                          --------   --------   --------
                                          $159,836   $158,390   $185,159
                                          ========   ========   ========

      The expenses above are included in expenses on the Statements of Operations.

      Accounts payable to affiliates represents amounts due to the General Partners and their Affiliates for various services provided to the Partnership, including deferred amounts.

      Note payable to affiliate represents a short-term borrowing in the principal amount of $1,000,000 from the Managing General Partner, initially made to the Partnership on December 1, 1988. Due to the cash flow constraints of the Partnership, the Managing General Partner has each year made a new short-term loan to the Partnership for the outstanding principal amount of $1,000,000 and, during 1991, began deferring payment of all accrued but unpaid interest on such loans. Interest on the current short-term note accrues monthly at a rate of 8.5%. Interest is payable monthly and the principal amount is due on November 30, 1995. The Partnership commenced making payments towards such accrued but unpaid interest during the third quarter of 1993.

      From 1991 through the second quarter of 1993, payments towards the reimbursement of general and administrative expenses and the payment of interest on such short-term loans were deferred in order for the Partnership to meet working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses which could not be paid from the operating cash flow of the Partnership. Since the third quarter of 1993, the Partnership has made payments to the Managing General Partner towards reimbursement for such general and administrative expenses and interest expense. During the years ended December 31, 1994 and 1993, the Partnership paid $453,853 and $116,421, respectively, to the Managing General Partner as reimbursement for the full amount of the short-term advances and towards the then outstanding balance of general and administrative expenses and interest expense incurred on behalf of the Partnership. To the extent that the Partnership generates sufficient funds from operations and sales of investment real estate in future periods, the Partnership will continue to make payments to the Managing General Partner towards the outstanding principal balance of the short-term loan and such deferred amounts. As of December 31, 1994, the cumulative total due on the short-term loan and such deferred amounts was $1,268,538.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

4.   Transactions with the General Partners and Affiliates (continued)
  -----------------------------------------------------
      The Managing General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

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
                                            ===========    ===========

      On March 31, 1992, the Huntington Park Apartments property was sold to a non-affiliated buyer for a net sales price of $4,072,442. In connection with the sale, the Partnership secured a reduced payoff amount from the property's lender for the related mortgage indebtedness and accrued interest thereon from $5,525,028 to $3,800,000. As such the Partnership realized an extraordinary gain for financial statement purposes of $1,725,028 related to the forgiveness of debt. The gain was offset by a loss of $1,721,075 on the transaction, which represents the difference between the net sales price of $4,072,442 and the net book value of $5,793,517.

      Northgreen Apartments has been listed for sale since the second quarter of 1994. Revenues and net income for this property totaled $1,440,582 and $263,884, respectively, in 1994.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

6.   Long-Term Debt
  --------------

                                                                      December 31,
                                                                  1994           1993
                                                                  ----           ----
     Long-term debt consists of the following:

       Non-recourse first mortgage note
       collateralized by Fisherman's Village
       Apartments.  The mortgage note is due
       November 1, 1995.  Prior to November
       1, 1992 the note carried an interest
       rate of 11.5% amortized over a 30-year
       term.  Commencing November 1, 1992
       the note carries an interest rate of 7.39%
       amortized over a 28-year term.  A balloon
       payment equal to the entire outstanding
       principal balance and all accrued but unpaid
       interest is due upon maturity of the mortgage.         $8,781,178     $8,890,612

       Non-recourse first mortgage note collateralized
       by the Northgreen Apartments.  The mortgage
       note is due October 1, 2003.  The
       note had an initial adjustable interest
       rate of 9.75% amortized over a 27-year term.
       Commencing October 1, 1993, the note carries
       an interest rate of 8.75% amortized over a
       22-year term.  Effective October 1, 1998, the
       mortgagee may adjust the interest rate to the then
       prevailing interest rate.  A balloon payment equal
       to the entire outstanding principal balance and all
       accrued but unpaid interest is due upon
       maturity of the mortgage.                               4,634,841      4,712,054
                                                             -----------    -----------
                                                             $13,416,019    $13,602,666
                                                             ===========    ===========


                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

6.   Long-Term Debt (continued)
  --------------

       The aggregate annual maturities of long-term debt for the five years
after  December 31, 1994 are as    follows:

                              Year             Amount
                              ----             ------
                             1995          $8,865,311
                             1996              91,797
                             1997             100,159
                             1998             109,283
                             1999             119,238

       Interest paid for the three years ended December 31, 1994 was as follows:

                              Year             Amount
                              ----             ------
                              1994         $1,062,340
                              1993          1,172,433
                              1992          1,577,488

7.   Note Receivable
  ---------------
      Effective August 9, 1987, the unconditional guaranty obligation granted by the seller of the Waterford Apartments to the Partnership for operating deficits (including debt service) was extended until August 1, 1994. (The Waterford Apartments was conveyed to the property's mortgagee by a deed-in-lieu of foreclosure on August 9, 1991.) The outstanding balance due in the amount of $258,950 was restructured as a 10.5% Promissory Note due on or before August 1, 1994. In accordance with the terms of the Promissory Note, monthly installments of interest only were payable at a rate of 5.5% through July 31, 1990. The Promissory Note provided for monthly payments commencing on August 1, 1990 in the amount of $2,781 to amortize the then outstanding principal and deferred interest balance of $303,985 in accordance with a 30-year amortization at a rate of 10.5%. The Managing General Partner believed, as of December 31, 1993, based on information obtained with respect to the obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the obligor according to the contractual terms of the note. Accordingly, as of December 31, 1993, the Partnership established a provision, reflected in the accompanying Balance Sheets, against the then entire outstanding balance of the note in the amount of $298,058. The provision has since been reduced to $284,155 as a result of payments received on the note during the year ended December 31, 1994.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (continued)

7.   Note Receivable (continued)
  ---------------
      In June 1994, the obligor notified the Partnership that he would be unable to pay both the outstanding balance of the note upon its maturity on August 1, 1994 and the minimum monthly payments on the note. As of December 31, 1994, and as of the date hereof, the obligor is in default on the Promissory Note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. The Managing General Partner issued a default notice to the obligor and demand for payment and filed a complaint with the court demanding full payment of the note.

      On December 7, 1994 the court granted the Partnership a summary judgment in response to the complaint filed against the obligor in the amount of the note plus accrued interest thereon in the aggregate amount of $305,489. As of the date hereof, the Partnership has not received payment from the obligor, and the Managing General Partner continues to pursue collection of the judgment amount.

8.   Federal Income Taxes

      A reconciliation of the net loss reported in the Statements of Operations to the net income/(loss) reported for federal income tax purposes is as follows:

                                                             Years Ended December 31,
                                                          1994        1993          1992
                                                           ----        ----         ----
       Net loss per Statements of Operations            ($43,962)  ($667,686)   ($834,469)

       Add/(deduct):   Excess tax gain over book gain
                   on disposition of assets                     -           -    1,905,566
                 Excess of tax depreciation
                   over book depreciation               (313,090)   (274,953)    (283,052)
                 Provision for/(recovery of)
                   uncollectible note receivable         (13,903)     298,058            -
                 Other income                               9,666           -            -
                 Other expenses                           127,078     153,415            -
                                                         --------    --------     --------

       Net income/(loss) for federal income tax
         purposes                                      ($234,211)  ($491,166)     $788,045
                                                         ========    ========     ========


                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                                SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS
                       Year Ended December 31, 1994


       Column A                    Column B        Column D        Column E

                                                         Deductions
                                                ---------------------------
                                                                 Allowance
                                   Balance at      Payments     Reflected in    Balance at
                                  Beginning of    to Reduce       Income/         End of
      Description                     Year         the Note      (Expense)         Year
      -----------                     ----         --------      ---------         ----


  Assets:
  Note receivable, net of allowance   $0         ($13,903)        $13,903          $0



                                        JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                                           (A Massachusetts Limited Partnership)

                                                        SCHEDULE III

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                Year Ended December 31, 1994

                                                                           Costs
                                                                        Capitalized
                                                   Initial Costs to    Subsequent to            Gross Amount
                                                     Partnership        Acquisition At Which Carried at Close of Period
                                                ---------------------   ----------- ------------------------------------
                                                            Buildings                            Buildings
                                                               and                                  and
Description                       Encumbrances     Land    Improvements Improvements    Land    Improvements  Total (1)
-----------                       ------------     ----    -----------  ------------    ----    ------------  ---------
Fisherman's Village Apartments
Orlando, Florida                   $8,781,178  $1,680,000  $11,406,718    $375,895   $1,688,726 $11,773,887  $13,462,613


Northgreen Apartments
Eugene, Oregon                      4,634,841     900,000    6,121,884     309,577      900,000   6,431,461    7,331,461
                                   ----------  ----------  -----------   ---------   ---------- -----------  -----------

     Total                        $13,416,019  $2,580,000  $17,528,602    $685,472   $2,588,726 $18,205,348  $20,794,074
                                  ===========  ==========  ===========    ========   ========== ===========  ===========



                                                                                 Life on Which
                                                                                Depreciation in
                                                                                Latest Statement
                                       Accumulated         Date of        Date   of Operations
Description                          Depreciation (4)    Construction   Acquired  is Computed
-----------                          ----------------    ------------   --------  -----------

Fisherman's Village Apartments
Orlando, Florida                        $4,525,242           1984       11/29/84   30 Years (2)
                                                                                    5 Years (3)

Northgreen Apartments
Eugene, Oregon                           2,296,440           1978        2/28/85   30 Years (2)
                                        ----------                                  5 Years (3)

     Total                              $6,821,682
                                        ==========

                                        JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                                           (A Massachusetts Limited Partnership)

                                                  SCHEDULE III (continued)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                Year Ended December 31, 1994


(1) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1994 are as follows:

        Property                                    Amount
        --------                                    ------
   Fisherman's Village Apartments                $13,630,486
   Northgreen Apartments                           7,444,831
                                                 -----------
                                                 $21,075,317
                                                 ===========

(2)  Estimated useful life for buildings

(3)  Estimated useful life for improvements

(4)  Reconciliation of Real Estate and Accumulated Depreciation


                                                       Years Ended December 31,
                                                1994             1993             1992
                                                ----             ----             ----

Investment in Real Estate:
Balance at beginning of year                $20,794,074      $20,794,074       $28,538,560
Cost of real estate disposed                          -                -         7,744,486
                                            -----------      -----------       -----------
Balance at end of year                      $20,794,074      $20,794,074       $20,794,074
                                            ===========      ===========       ===========

Accumulated Depreciation:
Balance at beginning of year                 $6,197,321       $5,551,513        $6,783,233
Additions charged to costs and expenses         624,361          645,808           719,246
Disposal                                              -                -       (1,950,966)
                                            -----------      -----------       -----------
Balance at end of year                       $6,821,682       $6,197,321        $5,551,513
                                            ===========      ===========       ===========
