Form 10-Q
period 1995-03-31
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1995-05-12
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1995

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

                              (800) 722-5457
           (Registrant's telephone number, including area code)

                              Not Applicable
              (Former name, former address and former fiscal
                   year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                YES X  NO

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)



                                   INDEX





PART I:   FINANCIAL INFORMATION                                   PAGE

  Item 1  -  Financial Statements:

               Balance Sheets at March 31, 1995 and
               December 31, 1994                                     3

               Statements of Operations for the Three
               Months Ended March 31, 1995 and 1994                  4

               Statements of Partners' Equity for the
               Three Months Ended March 31, 1995 and
               for the Year Ended December 31, 1994                  5

               Statements of Cash Flows for the Three
               Months Ended March 31, 1995 and 1994                  6

               Notes to Financial Statements                      7-14

  Item 2  -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        15-19


PART II:  OTHER INFORMATION                                         20

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                              March 31,     December 31,
                                                 1995           1994
                                                 ----           ----
Assets:

 Cash and cash equivalents                     $607,802       $578,996
 Restricted cash                                448,026        417,985
 Note receivable, net of allowance of
  $284,155                                            -              -
 Prepaid expenses and other assets               59,799         79,275

 Investment in property:
  Land                                        2,588,726      2,588,726
  Buildings and improvements                 18,205,348     18,205,348
                                            -----------    -----------
                                             20,794,074     20,794,074
  Less:   accumulated depreciation          (6,975,047)    (6,821,682)
                                            -----------    -----------
                                             13,819,027     13,972,392
                                            -----------    -----------
   Total assets                             $14,934,654    $15,048,648
                                            ===========    ===========

                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:

 Accounts payable and accrued expenses         $373,171       $318,178
 Accounts payable to affiliates                 169,813        268,538
 Note payable to affiliate                    1,000,000      1,000,000
 Long-term debt                              13,367,069     13,416,019
                                            -----------    -----------
   Total liabilities                         14,910,053     15,002,735

Partners' equity/(deficit):
 General Partners'                            (708,209)      (707,996)
 Limited Partners'                              732,810        753,909
                                            -----------    -----------
   Total partners' equity                        24,601         45,913
                                            -----------    -----------
   Total liabilities and partners' equity   $14,934,654    $15,048,648
                                            ===========    ===========

                   See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                                 1995           1994
                                                 ----           ----
Income:

  Rental income                                $764,448       $786,698
  Interest income                                 8,674          4,225
                                               --------       --------
     Total income                               773,122        790,923


Expenses:

  Interest                                      284,546        287,054
  Property operating expenses                   319,474        333,718
  Depreciation                                  153,365        157,925
  General and administrative                     37,049         42,272
  Provision for/(recovery of)
   uncollectible note receivable                      -        (8,342)
                                               --------       --------
     Total expenses                             794,434        812,627
                                               --------       --------
       Net loss                               ($21,312)      ($21,704)
                                               ========       ========

Allocation of net loss:

  General Partners'                              ($213)         ($217)
  Limited Partners'                            (21,099)       (21,487)
                                               --------       --------
                                              ($21,312)      ($21,704)
                                               ========       ========
Net loss per Limited Partnership
  Unit outstanding                                ($0.96)        ($0.98)
                                               ========       ========













                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Three Months Ended March 31, 1995
                     and Year Ended December 31, 1994



                                          General      Limited
                                          Partners     Partners     Total
                                          --------     --------     -----


Partners' equity/(deficit) at
 January 1, 1994 (21,954 Limited
 Partnership Units outstanding)         ($707,556)    $797,431      $89,875

Less:  Net loss                              (440)    (43,522)     (43,962)
                                         ---------   ---------    ---------

Partners' equity/(deficit) at
 December 31, 1994 (21,954 Limited
 Partnership Units outstanding)          (707,996)     753,909       45,913

Less:  Net loss                              (213)    (21,099)     (21,312)
                                         ---------   ---------    ---------

Partners' equity/(deficit) at
 March 31, 1995 (21,954 Limited
 Partnership Units outstanding)         ($708,209)    $732,810      $24,601
                                         =========   =========    =========





















                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                  1995          1994
                                                  ----          ----

Operating activities:

 Net loss                                     ($21,312)     ($21,704)

 Adjustments to reconcile net loss
 to net cash provided by operating
 activities:

   Depreciation                                 153,365       157,925
                                              ---------     ---------
                                                132,053       136,221

 Changes in operating assets and liabilities:

   Decrease in prepaid expenses,
     other assets, and receivables               19,476        14,763
   Increase in accounts payable
     and accrued expenses                        54,993        62,899
   Increase in restricted cash                 (30,041)      (33,774)
   Decrease in accounts payable to
     affiliates                                (98,725)       (8,324)
                                              ---------     ---------
      Net cash provided by operating
        activities                               77,756       171,785

Financing activities:

 Principal payments on long-term debt          (48,950)      (45,193)
                                              ---------     ---------
      Net cash used in financing activities    (48,950)      (45,193)
                                              ---------     ---------
      Net increase in cash and cash
        equivalents                              28,806       126,592

      Cash and cash equivalents at beginning
        of year                                 578,996       444,021
                                              ---------     ---------
      Cash and cash equivalents at end of
        year                                   $607,802      $570,613
                                              =========     =========




                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Properties Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of March 31, 1995, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,020 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company. The Partnership is engaged in the acquisition, operation and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units of Limited Partnership Interests at $1,000 per unit. During the offering period, which terminated on August 31, 1985, 21,954 Units of Limited Partnership Interests (the "Units") were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

       The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within five to eight years following the date such property was acquired by the Partnership. As of March 31, 1995 and the date hereof, the Partnership has two properties remaining in its portfolio, both of which are currently for sale. Upon the sale of the last remaining property, the operations of the Partnership will terminate and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

       The net loss per Unit for the three months ended March 31, 1995 and 1994 is computed by dividing the Limited Partners' share of net loss by the number of Units outstanding at the end of such periods.

       No provision for income taxes has been made in the Financial Statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

       Certain 1994 amounts have been reclassified to be consistent with the 1995 presentation.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   ------------------------------------
       Cash from the Sale of the last of the Partnership's properties is distributed in the same manner as Cash from Sales or Refinancings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's capital account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Refinancings, as specified in the previous paragraph.

       Profits from Sales or Refinancings are generally allocated in the same manner as cash from the related transaction. Losses from Sales or Refinancings are allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their capital account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the sale would be distributed.

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
       Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest payable on borrowings from the Managing General Partner were as follows:
                                                      Three Months Ended
                                                          March 31,
                                                       1995         1994
                                                       ----         ----
           Operating expenses                        $21,729     $13,645
           Interest on note payable to affiliate      21,250      20,000
                                                     -------     -------
                                                     $42,979     $33,645
                                                     =======     =======

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Transactions with the General Partners and Affiliates (continued)
   ----------------------------------------------------------------
       Note payable to affiliate represents a short-term borrowing in the principal amount of $1,000,000 from the Managing General Partner, initially made to the Partnership on December 1, 1988. Due to the cash flow constraints of the Partnership, the Managing General Partner has each year made a new short-term loan to the Partnership for the outstanding principal amount of $1,000,000 and, during 1991, began deferring payment of all accrued but unpaid interest on such loans. Interest on the current short-term note accrues monthly at a rate of 8.5%. Interest is payable monthly and the entire outstanding principal amount is due on November 30, 1995.

       From 1991 through the second quarter of 1993, payments towards the reimbursement of general and administrative expenses and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses which could not be paid from the operating cash flow of the Partnership. Since the third quarter of 1993, the Partnership has made payments to the Managing General Partner towards reimbursement for such general and administrative expenses and interest expense. During the three months ended March 31, 1995 and the year ended December 31, 1994, the Partnership paid $141,704 and $453,853, respectively, to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of general and administrative expenses and interest expense incurred on behalf of the Partnership. To the extent that the Partnership generates sufficient funds from operations and sales of investment real estate in future periods, the Partnership will continue to make payments to the Managing General Partner towards the outstanding principal balance of the short-term loan and such deferred amounts. As of March 31, 1995, the cumulative total due on the short-term loan and such deferred amounts was $1,169,813.

       The Managing General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

5. Investment in Property
   ----------------------
       Investment in property at cost consists of residential real estate as follows:

                                                     March 31,   December 31,
                                                        1995         1994
                                                        ----         ----
          Fisherman's Village Apartments           $13,462,613  $13,462,613
          Northgreen Apartments                      7,331,461    7,331,461
                                                   -----------  -----------
                                                   $20,794,074  $20,794,074
                                                   ===========  ===========

       Both the Fisherman's Village Apartments and the Northgreen
       Apartments are currently for sale.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Long-Term Debt
   ---------------

                                                               March 31,       December 31,
                                                                  1995             1994
                                                                  ----             ----
            Long-term debt consists of the following:

          Non-recourse first mortgage note
          collateralized by Fisherman's Village
          Apartments.  The mortgage note is due
          November 1, 1995.  Prior to November
          1, 1992 the note carried an interest
          rate of 11.5% amortized over a 30-year
          term.  Commencing November 1, 1992
          the note carries an interest rate of 7.39%
          amortized over a 28-year term.  A balloon
          payment equal to the entire outstanding
          principal balance and all accrued but unpaid
          interest is due upon maturity of the mortgage.      $8,752,579        $8,781,178

          Non-recourse first mortgage note collateralized
          by the Northgreen Apartments.  The mortgage
          note is due October 1, 2003.  The
          note had an initial adjustable interest
          rate of 9.75% amortized over a 27-year term.
          Commencing October 1, 1993, the note carries
          an interest rate of 8.75% amortized over a
          22-year term.  Effective October 1, 1998, the
          mortgagee may adjust the interest rate to the then
          prevailing interest rate.  A balloon payment equal
          to the entire outstanding principal balance and all
          accrued but unpaid interest is due upon
          maturity of the mortgage.                            4,614,490         4,634,841
                                                             -----------       -----------
                                                             $13,367,069       $13,416,019
                                                             ===========       ===========


               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Note Receivable
   ---------------
       Effective August 9, 1987, the unconditional guaranty obligation granted by the seller of the Waterford Apartments (the "Obligor") to the Partnership for operating deficits (including debt service) was extended until August 1, 1994. (The Waterford Apartments was conveyed to the property's mortgagee by a deed-in-lieu of foreclosure on August 9, 1991.) The outstanding balance due in the amount of $258,950 was restructured as a 10.5% Promissory Note due on or before August 1, 1994. In accordance with the terms of the Promissory Note, monthly installments of interest only were payable at a rate of 5.5% through July 31, 1990. The Promissory Note provided for monthly payments commencing on August 1, 1990 in the amount of $2,781 to amortize the then outstanding principal and deferred interest balance of $303,985 in accordance with a 30-year amortization at a rate of 10.5%. As of December 31, 1993 the Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor according to the contractual terms of the note. Accordingly, as of December 31, 1993, the Partnership established a provision, reflected in the accompanying Balance Sheets, against the then entire outstanding balance of the note in the amount of $298,058. The provision has since been reduced to $284,155 as a result of payments received on the note during 1994.

       In June 1994, the Obligor notified the Partnership that he would be unable to pay both the outstanding balance of the note upon its maturity on August 1, 1994 and the minimum monthly payments on the note. As of March 31, 1995, and as of the date hereof, the Obligor is in default on the Promissory Note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. The Managing General Partner issued a default notice to the Obligor and demand for payment and filed a complaint with the court demanding full payment of all amounts owing under the note.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net loss reported in the Statements of Operations to the net loss reported for federal income tax purposes is as follows:

                                                        Three Months Ended
                                                            March 31,
                                                       1995           1994
                                                       ----           ----
          Net loss per Statements of Operations   ($21,312)      ($21,704)

          Add/(deduct): Excess of tax depreciation
                        over book depreciation     (62,480)       (73,800)
                                                    -------        -------

          Net loss for federal income tax
            purposes                              ($83,792)      ($95,504)
                                                    =======        =======





























               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations

General
- -------
During the offering period (from September 21, 1984 to August 31, 1985) the
Partnership sold 21,954 Units of Limited Partnership Interests (the
"Units") representing gross proceeds of $21,954,000.  The proceeds of the offering were used to acquire investment properties, fund reserves, and pay acquisition fees, management fees, and organizational and offering expenses. The Partnership's investment properties are described in greater detail in Notes 5 and 6 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- -------------------------------
As of March 31, 1995, the Partnership had $607,802 in cash and cash equivalents and $448,026 in restricted cash, which represents tenants'
security deposits, property tax escrows and other escrows.  Since the
Partnership's inception, Adjusted Cash from Operations (as defined in the
Partnership Agreement) has been insufficient to provide the Limited
Partners with cash distributions from the Partnership.  Based on current information, the Managing General Partner does not anticipate that Adjusted
Cash from Operations will be sufficient to provide the Limited Partners with any cash distributions during 1995.  The Partnership's liquidity has been adversely affected by declining income and the level of expenditures needed to restore and maintain its properties.  These factors have had a significant impact on the Partnership's ability to generate cash.  Due to these cash flow constraints, since 1989 the Partnership has been unable to repay the $1,000,000 principal balance on the short-term loan made by the
Managing General Partner to the Partnership without the Managing General
Partner each year making a new short-term loan to the Partnership in the outstanding principal amount of $1,000,000.  The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses which could not be paid from the operating cash flow of the Partnership.  In addition, during 1991 and 1992, payments to the
Managing General Partner towards reimbursement for general and administrative expenses incurred on behalf of the Partnership and interest on the annual short-term loans were not made in order for the Partnership to meet its working capital needs.  Commencing with the year ended December
31, 1993 the Partnership reimbursed the Managing General Partner for the amount of such expenses and interest incurred during each of the periods since that date and during 1994 and 1995 made payments towards the deferred amounts.

The Partnership paid an aggregate of $141,704 and $453,853 to the Managing
General Partner during the three months ended March 31, 1995 and the year ended December 31, 1994, respectively, as reimbursement for the short-term advances and towards the outstanding balance of interest expense and general and administrative expenses incurred on behalf of the Partnership.
To the extent that the Partnership generates sufficient funds from operations and sales of investment real estate in future periods, the Partnership will continue to make payments to the Managing General Partner towards interest expense and general and administrative expenses as well as the outstanding principal balance of the short-term loan. At March 31, 1995, the cumulative total of the principal balance of the short-term loan and deferred amounts due was $1,169,813. These amounts are described further in Note 4 to the Financial Statements included in Item 1 of this Report. In the event that the Partnership is unable to generate cash sufficient to satisfy its liquidity requirements, additional funds would be obtained through the sale or refinancing of the Partnership's properties.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
As of December 31, 1993, the Partnership established a reserve against the entire outstanding balance of the note receivable (the "Note") relating to the unconditional guaranty obligation for operating deficits granted by the seller of the Waterford Apartments (the "Obligor").  The Managing General
Partner believed, based on information obtained with respect to the
Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor according to the contractual terms of the Note.  Accordingly, the Partnership established a provision against the then entire outstanding balance of the
Note in the amount of $298,058.  The provision has since been reduced by
$13,903 as a result of payments made by the Obligor.  In June 1994 the
Obligor notified the Partnership that he would be unable to pay both the outstanding balance of the Note upon its maturity on August 1, 1994 and the minimum monthly payments on the Note.  As of March 31, 1995, and as of the date hereof, the Obligor is in default on the Note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the Note, which was due on August 1, 1994.  The
Managing General Partner issued a default notice to the Obligor and demand for payment and filed a complaint demanding full payment of the Note.  On
December 7, 1994 the Partnership was granted a summary judgment in response to the complaint filed against the Obligor in the amount of the Note plus accrued interest thereon.  As of the date hereof, the Partnership has not received payment from the Obligor and the Managing General Partner continues to pursue collection of the judgment amount.

During the three months ended March 31, 1995, the Partnership made $48,950 of principal payments on its long-term mortgage debt. A balloon payment equal to the entire outstanding principal balance and all accrued but unpaid interest on the Fisherman's Village Apartments' mortgage loan in the aggregate amount of $8,747,314 will be due on November 1, 1995. It is anticipated that the Partnership will obtain the funds necessary to repay such amount at maturity through either a sale of the property or through short-term loans.

Real estate market conditions in the Orlando, Florida area, where the Fisherman's Village Apartments are located, have recovered from the overbuilding of multi-family residential units which occurred during the late 1980's and early 1990's. However, real estate market conditions remain competitive due to the construction of new multi-family housing units. Fisherman's Village Apartments was successful in increasing occupancy levels during 1993 through the use of leasing incentives and capital improvements made during that year at the property. During 1994, Fisherman's Village Apartments reduced the level of leasing incentives offered as market conditions improved and occupancy stabilized. Due to current market conditions and the stabilized operations of the property, the Managing General Partner listed the Fisherman's Village Apartments for sale during April 1995.

Since early 1992, new apartment construction has declined in the Eugene, Oregon area, where the Northgreen Apartments are located, and absorption of vacant units has continued. With the gradual improvement in market conditions in Eugene Oregon, the property has sustained a stabilized occupancy rate and improved its income and cash flow performance over recent years. Given these market conditions and income performance of the property, the Managing General Partner listed the Northgreen Apartments for sale during the second quarter of 1994.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
On September 6, 1994, the Managing General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership (the "First Agreement") for the sale of the Northgreen Apartments property to a non-affiliated buyer for a gross sales price of $8,950,000.  However, the prospective buyer exercised its right to terminate the First Agreement and to terminate the proposed transaction prior to the scheduled date of sale.  Accordingly, the
Managing General Partner resumed its efforts to locate another buyer for the property.

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

On March 13, 1995, the Managing General Partner entered into a third
Purchase and Sale Agreement on behalf of the Partnership (the "Third
Agreement") for the sale of the Northgreen Apartments property to another non-affiliated buyer for a gross sales price of $9,200,000. On May 1, 1995 the board of directors of the Managing General Partner approved the sale of the Northgreen Apartments pursuant to the terms of the Third Agreement.
Except for a mortgage assumption contingency relating to the buyer's assumption of the Partnership's mortgage on the property, all conditions precedent to the sale have been satisfied and the buyer has deposited
$200,000 into an escrow account. If the mortgagee approves the assumption of the mortgage by the buyer, this transaction is expected to close on or before May 30, 1995. After deductions for commissions and selling expenses incurred in connection with the sale of the property, this transaction is expected to generate net sales proceeds of approximately $8,910,000 and a non-recurring gain of approximately $3,970,000, representing the difference between the net sales price and the property's net book value of approximately $4,940,000. The Partnership is expected to receive net cash proceeds of approximately $4,300,000 from the sale of the property, representing the excess of the net sales proceeds over the mortgage indebtedness on the property, which indebtedness is to be assumed by the buyer. If this potential transaction does not result in the sale of the property, then the Managing General Partner will resume its efforts to locate another buyer for the Northgreen Apartments.

Upon the sale of the Partnership's last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

No capital expenditures have been made during the three months ended March
31, 1995, and the Partnership does not anticipate incurring any significant capital expenditures during the remainder of 1995.





               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Results of Operations
- ---------------------
The net loss for the three months ended March 31, 1995 was $21,312 as compared to a net loss of $21,704 for the same period in 1994.  An increase in the performance of the Northgreen Apartments property between these periods was offset by a decline in the performance of the Fisherman's
Village Apartments property.

Average occupancy for the Partnership's properties for the three months ended March 31, 1995 was as follows:

          Fisherman's Village Apartments  89%
          Northgreen Apartments           96%

Rental income for the three months ended March 31, 1995 decreased by $22,250, or 3%, as compared to the same period in 1994. This decrease was primarily due to a 9% decline in rental income at the Fisherman's Village
Apartments between periods as a result of a 5% decline in average occupancy at the property. In addition, rental concessions were offered at the property during the first quarter of 1995 in an effort to increase occupancy. This decrease in rental income was partially offset by a 5% increase in rental income at the Northgreen Apartments between periods due to an increase in rental rates.

Interest income for the three months ended March 31, 1995 increased by $4,449, or 105%, as compared to the same period in 1994. This increase was primarily due to an increase in the Partnership's cash and cash equivalents and the interest earned on such amounts.

Property operating expenses for the three months ended March 31, 1995 decreased by $14,244, or 4%, as compared to the same period in 1994. Due to a successful appeal of the assessed valuation of the Northgreen
Apartments, included in the results during 1995 is a refund of prior year real estate taxes. This decrease was partially offset by an increase in property operating expenses at the Fisherman's Village Apartments between periods. This increase was primarily due to an increase in maintenance and repair expenses which were incurred as a result of unusually high turnover of rental units during the first quarter of 1995.

General and administrative expenses decreased by $5,223, or 12%, for the three months ended March 31, 1995 as compared to the same period in 1994.
This decrease between periods was primarily due to a decrease in legal fees associated with complying with the Securities and Exchange Commissions' reporting requirements.

During 1993 the Managing General Partner established an allowance against the then entire outstanding balance of the note receivable of $298,058 as of December 31, 1993, relating to the unconditional guaranty obligation granted by the seller of the Waterford Apartments. Based on the obligor's financial condition at December 31, 1993, the Managing General Partner believed that it was probable that the Partnership would not collect all amounts due according to the contractual terms of the note. During 1994, the Partnership received payments on the note totaling $13,903. However, the obligor is in default on the note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. (This note receivable is also discussed in Note 7 included in Item 1 of this report).

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Results of Operations (continued)
- --------------------------------
The Managing General Partner believes that inflation has had no significant impact on the Partnership during the three months ended March 31, 1995 and the Managing General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

Cash Flow

The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with Section 17 of the Partnership Agreement:

                                                      Three Months Ended
                                                          March 31,
                                                       1995         1994
                                                       ----         ----
Net cash provided by
  operating activities (a)                           $77,756    $171,785
Net change in operating assets
  and liabilities (a)                                 54,297    (35,564)
                                                    --------    --------
Cash provided by operations (a)                      132,053     136,221
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                               (48,950)    (45,193)
                                                    --------    --------
Cash provided by operations,
  as adjusted                                         83,103      91,028
Increase in working capital reserves                (83,103)    (91,028)
                                                    --------    --------
Adjusted Cash from Operations (b)                          -           -
Decrease in working capital reserves                       -           -
                                                    --------    --------
Distributable Cash from Operations (b)                    $-          $-
                                                    ========    ========

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

Item 2. Changes in Securities

        There were no changes in securities during the first quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the first quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Partnership during the first quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits to this report.

        (b) No reports on Form 8-K were filed during the first quarter of 1995.
























               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 1995.


                               John Hancock Properties Limited Partnership

                               By: John Hancock Realty Equities, Inc.,
                                   Managing General Partner



                                   By:  WILLIAM M. FITZGERALD
                                        --------------------------------
                                        William M. Fitzgerald, President



                                   By:  RICHARD E. FRANK
                                        --------------------------------
                                        Richard E. Frank, Treasurer
                                        (Chief Accounting Officer)







