Form 10-Q
period 1995-06-30
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1995-08-08
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1995

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
                   (A Massachusetts Limited Partnership)



                                  INDEX





PART I:   FINANCIAL INFORMATION                                      PAGE

  Item 1  -  Financial Statements:

                 Balance Sheets at June 30, 1995 and
                 December 31, 1994                                    3

                 Statements of Operations for the Three and
                 Six Months Ended June 30, 1995 and 1994              4

                 Statements of Partners' Equity for the
                 Six Months Ended June 30, 1995 and
                 for the Year Ended December 31, 1994                 5

                 Statements of Cash Flows for the Six
                 Months Ended June 30, 1995 and 1994                  6

                 Notes to Financial Statements                     7-11

  Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           12-15


PART II:  OTHER INFORMATION                                           16

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                              June 30,     December 31,
                                                                1995           1994
                                                                ----           ----
Assets:
 Cash and cash equivalents                                  $3,980,503       $578,996
 Restricted cash                                               341,972        417,985
 Note receivable, net of allowance of
  $284,155                                                           -              -
 Prepaid expenses and other assets                              15,304         79,275

 Investment in property:
  Land                                                       1,688,726      2,588,726
  Buildings and improvements                                11,773,887     18,205,348
                                                            ----------     ----------
                                                            13,462,613     20,794,074
  Less:   accumulated depreciation                         (4,716,270)    (6,821,682)
                                                            ----------     ----------
                                                             8,746,343     13,972,392
                                                            ----------     ----------
   Total assets                                            $13,084,122    $15,048,648
                                                            ==========     ==========

                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                        $360,234       $318,178
 Accounts payable to affiliates                                 26,618        268,538
 Note payable to affiliate                                           -      1,000,000
 Long-term debt                                              8,723,448     13,416,019
                                                            ----------     ----------
   Total liabilities                                         9,110,300     15,002,735

Partners' equity/(deficit):
 General Partners'                                           (668,717)      (707,996)
 Limited Partners'                                           4,642,539        753,909
                                                            ----------     ----------
   Total partners' equity                                    3,973,822         45,913
                                                            ----------     ----------
   Total liabilities and partners' equity                  $13,084,122    $15,048,648
                                                            ==========     ==========

                   See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                      1995        1994        1995          1994
                                                      ----        ----        ----          ----
Income:

  Rental income                                     $655,084    $797,046   $1,419,532  $1,583,744
  Interest income                                     26,687       6,494       35,361      10,719
  Gain on sale of property                         3,983,775           -    3,983,775           -
                                                  ----------  ----------   ----------  ----------
     Total income                                  4,665,546     803,540    5,438,668   1,594,463


Expenses:

  Interest                                           242,715     286,405      527,261     573,459
  Property operating expenses                        312,072     342,679      631,546     676,397
  Depreciation                                       132,837     156,363      286,202     314,288
  General and administrative                          28,701      19,044       65,750      61,316
  Provision for/(recovery of)
   uncollectible note receivable                           -     (5,561)            -    (13,903)
                                                  ----------  ----------   ----------  ----------
     Total expenses                                  716,325     798,930    1,510,759   1,611,557
                                                  ----------  ----------   ----------  ----------
       Net income/(loss)                          $3,949,221      $4,610   $3,927,909   ($17,094)
                                                  ==========   =========   ==========  ==========
Allocation of net income/(loss):

  General Partners'                                  $39,492         $46      $39,279      ($171)
  Limited Partners'                                3,909,729       4,564    3,888,630    (16,923)
                                                  ----------  ----------   ----------  ----------
                                                  $3,949,221      $4,610   $3,927,909   ($17,094)
                                                  ==========   =========   ==========  ==========
Net income/(loss) per Limited Partnership
  Unit outstanding                                   $178.09        $0.21     $177.13       ($0.77)
                                                  ==========   =========   ==========  ==========









                   See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                      Six Months Ended June 30, 1995
                     and Year Ended December 31, 1994


                                                    General     Limited
                                                    Partners    Partners      Total
                                                    --------    --------      -----
Partners' equity/(deficit) at
 January 1, 1994 (21,954 Limited
 Partnership Units outstanding)                   ($707,556)    $797,431      $89,875

Less: Net loss                                         (440)    (43,522)     (43,962)
                                                    --------  ----------   ----------
Partners' equity/(deficit) at
 December 31, 1994 (21,954 Limited
 Partnership Units outstanding)                    (707,996)     753,909       45,913

Add:  Net income                                      39,279   3,888,630    3,927,909
                                                    --------  ----------   ----------
Partners' equity/(deficit) at
 June 30, 1995 (21,954 Limited
 Partnership Units outstanding)                   ($668,717)  $4,642,539   $3,973,822
                                                    ========  ==========   ==========






















                   See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1995           1994
                                                                ----           ----
Operating activities:
 Net income/(loss)                                          $3,927,909      ($17,094)
 Adjustments to reconcile net income/(loss)
 to net cash provided by operating activities:
   Depreciation                                                286,202        314,288
   Gain on sale of property                                (3,983,775)              -
                                                            ----------     ----------
                                                               230,336        297,194
 Changes in operating assets and liabilities:
   Decrease in prepaid expenses,
     other assets, and receivables                              63,971         67,192
   Increase in accounts payable
     and accrued expenses                                       42,056         93,180
   Decrease/(increase) in restricted cash                       76,013       (77,259)
   Decrease in accounts payable to
     affiliates                                              (241,920)       (91,283)
                                                            ----------     ----------
      Net cash provided by operating
        activities                                             170,456        289,024

Investing activities:
 Proceeds from sale of property                              8,923,622              -
                                                            ----------     ----------
      Net cash provided by investing
        activities                                           8,923,622              -

Financing activities:
 Principal payments on note payable to affiliate           (1,000,000)              -
 Principal payments on long-term debt                      (4,692,571)       (91,034)
                                                            ----------     ----------
      Net cash used in financing activities                (5,692,571)       (91,034)
                                                            ----------     ----------
      Net increase in cash and cash
        equivalents                                          3,401,507        197,990

      Cash and cash equivalents at beginning
        of year                                                578,996        444,021
                                                            ----------     ----------
      Cash and cash equivalents at end of
        period                                              $3,980,503       $642,011
                                                            ==========     ==========

                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Properties Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of June 30, 1995, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,055 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company. The Partnership is engaged in the acquisition, operation and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units of Limited Partnership Interests at $1,000 per unit. During the offering period, which terminated on August 31, 1985, 21,954 Units of Limited Partnership Interests (the "Units") were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

       The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within five to eight years following the date such property was acquired by the Partnership. As of June 30, 1995 and the date hereof, the Partnership has one property remaining in its portfolio. This property is currently listed for sale. Upon the sale of this last remaining property, the operations of the Partnership will terminate and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

       Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits.

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

       The net income/(loss) per Unit for the three and six months ended June 30, 1995 and 1994 is computed by dividing the Limited
       Partners' share of net income/(loss) by the number of Units outstanding at the end of such periods.

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

       Cash from Sales or Refinancings, as defined in the Partnership Agreement, is distributed to the Limited Partners until the Limited Partners have received, first, a return of their total Invested Capital, and, second, such additional amount as may be necessary, after giving effect to all previous distributions of Distributable Cash from Operations and of Cash from Sales or Refinancings to the extent required to satisfy any deficiency in the Cumulative Return on Investment, as defined in the Partnership Agreement, to produce in the aggregate a Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ending prior to the date of such distribution. The General Partners are then entitled to receive an amount of Cash from Sales or Refinancings equal to any portion of the General Partners' share of Distributable Cash from Operations which was previously deferred in order to permit the payment to the Limited Partners of a non-cumulative return in each year equal to 4% of their Invested Capital. Any Cash from Sales or Refinancings remaining after the Limited Partners have received a return of their total Invested Capital plus the Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ended prior to the date of such distribution, and after the General Partners have received an amount of such cash equal to any such deferred payment of Distributable Cash from Operations, will be distributed 85% to the Limited Partners and 15% to the General Partners.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------------------
       Cash from the Sale of the last of the Partnership's properties is distributed in the same manner as Cash from Sales or Refinancings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's capital account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Refinancings, as specified in the previous paragraph.

       Profits from Sales or Refinancings are generally allocated in the same manner as cash from the related transaction; however, in no event shall the General Partners be allocated less than 1% of any such profits from the transaction. Losses from Sales or Refinancings are allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their capital account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the sale would be distributed.

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
       Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest expense on borrowings from the Managing General Partner were as follows:

                                                                   Six Months Ended
                                                                       June 30,
                                                                   1995        1994
                                                                   ----        ----
           Operating expenses                                    $48,348      $35,359
           Interest on note payable to affiliate                  35,417       40,000
                                                                 -------      -------
                                                                 $83,765      $75,359
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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Transactions with the General Partners and Affiliates (continued)
   -----------------------------------------------------------------
       Note payable to affiliate represented a short-term borrowing in the principal amount of $1,000,000 from the Managing General Partner, initially made to the Partnership on December 1, 1988. Due to the cash flow constraints of the Partnership, the Managing General Partner each year made a new short-term loan to the Partnership for the outstanding principal amount of $1,000,000. During the second quarter of 1995, the Partnership utilized net proceeds from the sale of the Northgreen Apartments to pay the Managing General Partner the entire outstanding principal balance of the Note in the amount of $1,000,000.

       Interest expense with respect to the current Note accrued monthly at a rate of 8.5% per annum.

       From 1991 through the second quarter of 1993, payments to the Managing General Partner towards the reimbursement of general and administrative expenses incurred on behalf of the Partnership by the Managing General Partner and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet its working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses that could not be paid from the operating cash flow of the Partnership. Since the third quarter of 1993, the Partnership no longer deferred the reimbursement of such expenses and during the year ended December 31, 1994 and the six months ended June 30, 1995, the Partnership made payments towards the short-term advances and towards the outstanding balance of the deferred general and administrative expenses and interest described above. During the year ended December 31, 1994, the Partnership paid $453,853 to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of such deferred amounts. During the six months ended June 30, 1995, the Partnership utilized net proceeds from the sale of the Northgreen Apartments, along with approximately $83,000 of cash, to pay the Managing General Partner $126,834 as reimbursement for the entire outstanding balance of such deferred amounts.

       The Managing General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)


5. Investment in Property
   ----------------------
       Investment in property at cost consists of residential real estate as follows:

                                                             June 30,     December 31,
                                                               1995           1994
                                                               ----           ----
          Fisherman's Village Apartments                   $13,462,613    $13,462,613
          Northgreen Apartments                                      -      7,331,461
                                                           -----------    -----------
                                                           $13,462,613    $20,794,074
                                                           ===========    ===========

       On June 1, 1995, the Partnership sold the Northgreen Apartments to a non-affiliated buyer for a gross sales price of $9,200,000 and a net sales price of $8,923,622, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $3,983,775, representing the difference between the net sales price and the property's net book value of $4,939,847. The Partnership received net cash proceeds of $4,319,911 from the sale, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $4,603,711, which indebtedness was assumed by the buyer.

       The Fisherman's Village Apartments property is currently listed for sale.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Long-Term Debt
   ---------------

                                                                June 30,       December 31,
                                                                  1995             1994
                                                                  ----             ----
          Long-term debt consists of the following:

          Non-recourse first mortgage note
          collateralized by Fisherman's Village
          Apartments.  The mortgage note is due
          November 1, 1995.  Prior to November
          1, 1992 the note carried an interest
          rate of 11.5% amortized over a 30-year
          term.  Commencing November 1, 1992
          the note carries an interest rate of 7.39%
          amortized over a 28-year term.  A balloon
          payment equal to the entire outstanding
          principal balance and all accrued but unpaid
          interest is due upon maturity of the mortgage.      $8,723,448   $8,781,178

          Non-recourse first mortgage note
          collateralized by the Northgreen
          Apartments.  On June 1, 1995,
          the property was sold and the
          mortgage indebtedness was
          assumed by the buyer of the
          property.                                                    -    4,634,841
                                                              ----------  -----------
                                                              $8,723,448  $13,416,019
                                                              ==========  ===========

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

       In June 1994, the Obligor notified the Partnership that he would be unable to pay either the outstanding balance of the note upon its maturity on August 1, 1994 or the minimum monthly payments on the note. As of June 30, 1995, and as of the date hereof, the Obligor is in default on the Promissory Note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. Once the Obligor ceased making the requisite payments on the note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of all amounts owing under the note.

       On December 7, 1994 the court granted the Partnership a summary judgment in response to the complaint filed against the Obligor in the amount of $305,489, representing the aggregate balance of the note plus accrued interest thereon. As of the date hereof, the Partnership has not received payment from the Obligor, and the Managing General Partner continues to pursue collection of the judgment amount.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net income/(loss) reported in the Statements of Operations to the net income/(loss) reported for federal income tax purposes is as follows:

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1995         1994
                                                                  ----         ----
       Net income/(loss) per Statements of
         Operations                                          $3,927,909    ($17,094)

         Add/(deduct):  Excess tax gain over book gain
                         on disposition of assets             1,897,508            -
                        Excess of tax depreciation over
                         book depreciation                    (137,651)    (148,949)
                                                            -----------   ----------

       Net income/(loss) for federal income
         tax purposes                                        $5,687,766   ($166,043)
                                                            ===========   ==========

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

Liquidity and Capital Resources
-------------------------------
The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within five to eight years following the date such property was acquired by the Partnership. As of June 30, 1995 and the date hereof, the Partnership has one property remaining in its portfolio. This property is currently listed for sale. Upon the sale of this last remaining property, the operations of the Partnership will terminate and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

Since early 1992, new apartment construction has declined in the Eugene, Oregon area, where the Northgreen Apartments are located, and absorption of vacant units has continued. With the gradual improvement in market conditions in Eugene Oregon, the property sustained a stabilized occupancy rate and improved its income and cash flow performance over recent years. Given these market conditions and the income performance of the property, the Managing General Partner listed the Northgreen Apartments for sale during the second quarter of 1994.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
On March 13, 1995, the Managing General Partner entered into a third Purchase and Sale Agreement on behalf of the Partnership (the "Third Agreement") for the sale of the Northgreen Apartments property to another non-affiliated buyer (the "Buyer") for a gross sales price of $9,200,000. On June 1, 1995, the Partnership sold the Northgreen Apartments to the Buyer for a net sales price of $8,923,622, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction generated a non-recurring gain of $3,983,775, representing the difference between the net sales price and the property's net book value of $4,939,847. The Partnership received net cash proceeds of $4,319,911 from the sale of the property, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $4,603,711, which indebtedness was assumed by the Buyer. The Partnership retained $1,465,891 of the net sales proceeds to satisfy liabilities of the Partnership and to fund working capital reserves for any contingent liabilities. The remaining net sales proceeds in the amount of $2,854,020, or $130 per Unit, will be distributed to the Limited Partners during the third quarter of 1995.

Real estate market conditions in the Orlando, Florida area, where the Fisherman's Village Apartments are located, have recovered from the overbuilding of multi-family residential units which occurred during the late 1980's and early 1990's. However, real estate market conditions remain competitive due to the construction of new multi-family housing units. Fisherman's Village Apartments was successful in increasing occupancy levels during 1993 through the use of leasing incentives and capital improvements made during that year at the property. During 1994, Fisherman's Village Apartments reduced the level of leasing incentives offered as market conditions improved and occupancy stabilized. The Managing General Partner listed the Fisherman's Village Apartments for sale during April 1995 based upon such market conditions and the operations of the property. Although market conditions have declined during the first six months of 1995, the Managing General Partner believes that, based upon projected market conditions, the property's age and future capital expenditure requirements, and the property's mortgage loan coming due on November 1, 1995, a sale of the property remains in the best interest of the Partnership.

During the second quarter of 1995, the Managing General Partner had the June 30, 1994 independent appraisal of the Fisherman's Village Apartments updated by such independent appraiser. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $9,750,000 as of June 30, 1995, compared to the Partnership's cumulative investment in the property of approximately $13,463,000. The net book value of the Fisherman's Village property in the amount of $8,746,343 at June 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the independent appraisal and, based upon such evaluation, the Managing General Partner determined that no impairment in value existed and that a write-down in value was not required as of June 30, 1995.

As of June 30, 1995, the Partnership had $3,980,503 in cash and cash equivalents and $341,972 in restricted cash, which represents tenants' security deposits.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Since the Partnership's inception, Adjusted Cash from Operations (as defined in the Partnership Agreement) has been insufficient to provide the Limited Partners with cash distributions from the Partnership. Based on current information, the Managing General Partner does not anticipate that Adjusted Cash from Operations will be sufficient to provide the Limited Partners with any cash distributions during 1995. The Partnership's liquidity has been adversely affected by declining income and the level of expenditures needed to restore and maintain its properties. These factors have had a significant impact on the Partnership's ability to generate cash. Due to these cash flow constraints, since 1989 the Partnership had been unable to repay the $1,000,000 principal balance on the short-term loan made by the Managing General Partner to the Partnership without the Managing General Partner each year making a new short-term loan to the Partnership in the outstanding principal amount of $1,000,000. In addition, from 1991 through the second quarter of 1993, payments to the Managing General Partner towards the reimbursement of general and administrative expenses incurred on behalf of the Partnership by the Managing General Partner and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet its working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses that could not be paid from the operating cash flow of the Partnership.

Commencing with the year ended December 31, 1993, the Partnership no longer deferred the reimbursement of such expenses and during the year ended December 31, 1994 and the six months ended June 30, 1995, the Partnership made payments towards the short-term advances and towards the outstanding balance of the deferred amounts. During the year ended December 31, 1994, the Partnership paid $453,853 to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of the deferred amounts. During June 1995, the Partnership utilized a portion of the net proceeds from the sale of the Northgreen Apartments property, along with approximately $83,000 of cash, to pay $126,834 to the Managing General Partner as reimbursement for the entire outstanding balance of the deferred amounts and for the $1,000,000 outstanding principal balance of the short-term loan.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------

As of December 31, 1993, the Partnership established a reserve against the entire outstanding balance of the note receivable (the "Note") relating to the unconditional guaranty obligation for operating deficits granted by the seller of the Waterford Apartments (the "Obligor"). The Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor according to the contractual terms of the Note. Accordingly, the Partnership established a provision against the then entire outstanding balance of the
Note in the amount of $298,058. The provision has since been reduced by $13,903 as a result of payments made by the Obligor. In June 1994, the Obligor notified the Partnership that he would be unable to pay either the outstanding balance of the Note upon its maturity on August 1, 1994 or the minimum monthly payments on the Note. As of June 30, 1995, and as of the date hereof, the Obligor is in default on the Note for failure to pay the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the Note, which was due on August 1, 1994. Once the Obligor ceased making the requisite payments on the Note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of the Note. On December 7, 1994 the Partnership was granted a summary judgment in response to the complaint filed against the Obligor in the amount of the Note plus accrued interest thereon totaling $305,489. As of the date hereof, the Partnership has not received payment from the Obligor and the Managing General Partner continues to pursue collection of the judgment amount.

During the six months ended June 30, 1995, the Partnership made $4,692,571 of principal payments on its long-term mortgage debt. Of this amount, $88,860 was generated from the Partnership's operations and $4,603,711 was assumed by the buyer of the Northgreen Apartments. A balloon payment equal to the entire outstanding principal balance and all accrued but unpaid interest on the Fisherman's Village Apartments' mortgage loan in the aggregate amount of $8,747,314 will be due on November 1, 1995. It is anticipated that the Partnership will obtain the funds necessary to repay such amount at maturity through either a sale of the property or through short-term loans.

No capital expenditures have been made during the six months ended June 30, 1995, and the Partnership does not anticipate incurring any significant capital expenditures during the remainder of 1995.

Results of Operations
---------------------
The net income for the six months ended June 30, 1995 was $3,927,909 as compared to a net loss of $17,094 for the same period in 1994. Included in net income for the six months ended June 30, 1995 is a non-recurring gain of $3,983,775 from the sale of the Northgreen Apartments. Excluding this gain, the Partnership generated a net loss of $55,866 primarily resulting from a decline in net operating income at the Fisherman's Village Apartments between periods.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Fisherman's Village Apartments for the six months ended June 30, 1995 was 90%

Rental income for the six months ended June 30, 1995 decreased by $164,212, or 10%, as compared to the same period in 1994. This decrease was primarily due to a 7% decline in rental income at the Fisherman's Village Apartments between periods, resulting from a decline in average occupancy at the property from 94% during the first six months of 1994 to 90% during the same period in 1995. In addition, rental concessions were offered at the property during the first two quarters of 1995 in an effort to increase occupancy. Rental income further declined due to the sale of the Northgreen Apartments on June 1, 1995.

Interest income for the six months ended June 30, 1995 increased by $24,642, or 230%, as compared to the same period in 1994. This increase was primarily due to an increase in the Partnership's cash and cash equivalents between periods and the interest earned on such amounts. Cash and cash equivalents increased significantly between the periods due to the sale of the Northgreen Apartments on June 1, 1995.

Interest expense for the six months ended June 30, 1995 decreased by $46,198, or 8%, as compared to the same period in 1994. This decrease was primarily due to a 19% decline in interest expense at the Northgreen Apartments resulting from its sale in June 1995. In addition, during June 1995 interest expense decreased because the Partnership paid the entire outstanding balance of the short-term loan made by the Managing General Partner to the Partnership.

Property operating expenses for the six months ended June 30, 1995 decreased by $44,851, or 7%, as compared to the same period in 1994. This decrease was primarily due to the sale of the Northgreen Apartments on June 1, 1995. This decrease was partially offset by a 9% increase in property operating expenses at the Fisherman's Village Apartments between periods. This increase was primarily due to an increase in maintenance and repair expenses which were incurred as a result of unusually high turnover of rental units during the first six months of 1995. In addition, the Fisherman's Village Apartments incurred maintenance and repair expenses related to plumbing repairs required at the property.

Depreciation expense for the six months ended June 30, 1995 decreased by $28,086, or 9%, as compared to the same period in 1994. This decrease was primarily due to the sale of the Northgreen Apartments on June 1, 1995.

General and administrative expenses for the six months ended June 30, 1995 increased by $4,434, or 7%, as compared to the same period in 1994. This increase between periods was primarily due to an increase in the Managing General Partner's costs relating to the Partnership's sale of the Northgreen Apartments, which resulted in an increased expense allocation to the Partnership in accordance with the terms of the Partnership Agreement.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
As of December 31, 1993 the Managing General Partner established an allowance against the $298,058 outstanding balance of the note receivable relating to the unconditional guaranty obligation granted by the seller of the Waterford Apartments. During 1994, the Partnership received payments on the note totaling $13,903. However, the obligor is in default on the note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. (This note receivable is also discussed in Note 7 to the Financial Statements included in Item 1 of this Report).

The Managing General Partner believes that inflation has had no significant impact on the Partnership during the six months ended June 30, 1995 and the Managing General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with Section 17 of the Partnership Agreement:

                                                                 Six Months Ended
                                                                     June 30,
                                                                1995           1994
                                                                ----           ----
Net cash provided by
  operating activities (a)                                    $170,456       $289,024
Net change in operating assets
  and liabilities (a)                                           59,880          8,170
                                                              --------       --------
Cash provided by operations (a)                                230,336        297,194
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                                         (88,860)       (91,034)
                                                              --------       --------
Cash provided by operations,
  as adjusted                                                  141,476        206,160
Increase in working capital reserves                         (141,476)      (206,160)
                                                              --------       --------
Adjusted Cash from Operations (b)                                    -              -
Decrease in working capital reserves                                 -              -
                                                              --------       --------
Distributable Cash from Operations (b)                              $-             $-
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

Item 2. Changes in Securities

        There were no changes in securities during the second quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the second quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Partnership during the second quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)  There are no exhibits to this report.

             (b) During the quarter ended June 30, 1995, the Partnership filed a current report on Form 8-K on June 15, 1995. The report described the disposition of the Northgreen Apartments, which was sold on June 1, 1995, and included a Pro Forma Balance Sheet at March 31, 1995 and Pro Forma Statements of Operations for the three months ended March 31, 1995 and the year ended December 31, 1994.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1995.


                               John Hancock Properties Limited Partnership

                               By:  John Hancock Realty Equities, Inc.,
                                    Managing General Partner



                               By:  WILLIAM M. FITZGERALD
                                    -------------------------------
                                    William M. Fitzgerald, President



                               By:  RICHARD E. FRANK
                                    -------------------------------
                                    Richard E. Frank, Treasurer
                                    (Chief Accounting Officer)