Form 10-Q
period 1995-09-30
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1995-11-13
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995


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
                  (A Massachusetts Limited Partnership)




                                  INDEX




PART I:   FINANCIAL INFORMATION                                   PAGE

  Item 1  -  Financial Statements:

             Balance Sheets at September 30, 1995 and
             December 31, 1994                                        3

             Statements of Operations for the Three and
             Nine Months Ended September 30, 1995 and 1994            4

             Statements of Partners' Equity for the
             Nine Months Ended September 30, 1995 and
             for the Year Ended December 31, 1994                     5

             Statements of Cash Flows for the Nine
             Months Ended September 30, 1995 and 1994                 6

             Notes to Financial Statements                         7-15

  Item 2  -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        16-22


PART II:  OTHER INFORMATION                                           23

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                           September 30,   December 31,
                                                                1995           1994
                                                                ----           ----
Assets:
 Cash and cash equivalents                                  $1,181,015       $578,996
 Restricted cash                                               341,703        417,985
 Note receivable, net of allowance of
  $284,155                                                           -              -
 Prepaid expenses and other assets                               9,068         79,275

 Investment in property:
  Land                                                       1,688,726      2,588,726
  Buildings and improvements                                11,773,887     18,205,348
                                                           -----------    -----------
                                                            13,462,613     20,794,074
  Less:    accumulated depreciation                        (4,810,132)    (6,821,682)
                                                           -----------    -----------
                                                             8,652,481     13,972,392
                                                           -----------    -----------
   Total assets                                            $10,184,267    $15,048,648
                                                           ===========    ===========

                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                        $411,046       $318,178
 Accounts payable to affiliates                                 21,988        268,538
 Note payable to affiliate                                           -      1,000,000
 Long-term debt                                              8,693,775     13,416,019
                                                           -----------    -----------
   Total liabilities                                         9,126,809     15,002,735

Partners' equity/(deficit):
 General Partners'                                           (669,340)      (707,996)
 Limited Partners'                                           1,726,798        753,909
                                                           -----------    -----------
   Total partners' equity                                    1,057,458         45,913
                                                           -----------    -----------
   Total liabilities and partners' equity                  $10,184,267    $15,048,648
                                                           ===========    ===========

                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                   Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                    1995        1994           1995        1994
                                                    ----        ----           ----        ----
Income:
  Rental income                                  $435,833     $808,720     $1,855,365  $2,392,464
  Interest income                                  38,387        9,786         73,748      20,505
  Gain/(loss) on sale of property                    (62)            -      3,983,713           -
                                                 --------     --------     ----------  ----------

     Total income                                 474,158      818,506      5,912,826   2,412,969


Expenses:
  Interest                                        160,983      285,490        688,244     858,949
  Property operating expenses                     250,714      365,440        882,260   1,041,837
  Depreciation                                     93,862      155,578        380,064     469,866
  General and administrative                       30,943       27,998         96,693      89,314
  Provision for/(recovery of)
   uncollectible note receivable                        -            -              -    (13,903)
                                                 --------     --------     ----------  ----------
     Total expenses                               536,502      834,506      2,047,261   2,446,063
                                                 --------     --------     ----------  ----------
       Net income/(loss)                        ($62,344)    ($16,000)     $3,865,565   ($33,094)
                                                 ========     ========     ==========  ==========
Allocation of net income/(loss):
  General Partners'                                ($623)       ($160)        $38,656      ($331)
  Limited Partners'                              (61,721)     (15,840)      3,826,909    (32,763)
                                                 --------     --------     ----------  ----------
                                                ($62,344)    ($16,000)     $3,865,565   ($33,094)
                                                 ========     ========     ==========  ==========
Net income/(loss) per Limited
  Partnership Unit outstanding                      ($2.81)     ($0.72)       $174.31       ($1.49)
                                                 ========     ========     ==========  ==========












                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                   Nine Months Ended September 30, 1995
                     and Year Ended December 31, 1994


                                                              General         Limited
                                                              Partners        Partners      Total
                                                              --------        --------      -----


Partners' equity/(deficit) at
 January 1, 1994 (21,954 Limited
 Partnership Units outstanding)                             ($707,556)       $797,431     $89,875

Less:   Net loss                                                 (440)       (43,522)    (43,962)
                                                              --------     ----------  ----------

Partners' equity/(deficit) at
 December 31, 1994 (21,954 Limited
 Partnership Units outstanding)                              (707,996)        753,909      45,913

Add:    Net income                                              38,656      3,826,909   3,865,565

Less:   Cash Distributions                                           -    (2,854,020) (2,854,020)
                                                              --------     ----------  ----------

Partners' equity/(deficit) at
 September 30, 1995 (21,954 Limited
 Partnership Units outstanding)                             ($669,340)     $1,726,798  $1,057,458
                                                              ========     ==========  ==========
















                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                                1995           1994
                                                                ----           ----
Operating activities:
 Net income/(loss)                                          $3,865,565      ($33,094)
 Adjustments to reconcile net income/(loss)
 to net cash provided by operating activities:
   Depreciation                                                380,064        469,866
   Gain on sale of property                                (3,983,713)              -
                                                            ----------     ----------
                                                               261,916        436,772
 Changes in operating assets and liabilities:
   Decrease in prepaid expenses,
     other assets, and receivables                              70,207         76,554
   Increase in accounts payable
     and accrued expenses                                       92,868        183,075
   Decrease/(increase) in restricted cash                       76,282      (124,504)
   Decrease in accounts payable to
     affiliates                                              (246,550)      (210,583)
                                                            ----------     ----------
      Net cash provided by operating
        activities                                             254,723        361,314

Investing activities:
 Proceeds from sale of property                              8,923,560              -
                                                            ----------     ----------
      Net cash provided by investing
        activities                                           8,923,560              -

Financing activities:
 Principal payments on note payable to affiliate           (1,000,000)              -
 Principal payments on long-term debt                      (4,722,244)      (137,792)
 Cash distributed to Partners                              (2,854,020)              -
                                                            ----------     ----------
      Net cash used in financing activities                (8,576,264)      (137,792)
                                                            ----------     ----------
      Net increase in cash and cash
        equivalents                                            602,019        223,522

      Cash and cash equivalents at beginning
        of year                                                578,996        444,021
                                                            ----------     ----------
      Cash and cash equivalents at end of
        period                                              $1,181,015       $667,543
                                                            ==========     ==========

                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Properties Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of September 30, 1995, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,053 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company. The Partnership is engaged in the acquisition, operation and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units of Limited Partnership Interests at $1,000 per unit. During the offering period, which terminated on August 31, 1985, 21,954 Units of Limited Partnership Interests (the "Units") were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

       The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within five to eight years following the date such property was acquired by the Partnership. As of September 30, 1995 and the date hereof, the Partnership has one property remaining in its portfolio. This property is currently listed for sale. Upon the sale of this last remaining property, the operations of the Partnership will terminate and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

       Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and funds held in escrow.

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

       The net income/(loss) per Unit for the three and nine months ended September 30, 1995 and 1994 is computed by dividing the Limited Partners' share of net income/(loss) by the number of Units outstanding at the end of such periods.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

3. The Partnership Agreement
   -------------------------
       Profits from the normal operations of the Partnership for each fiscal year, or portion thereof, are allocated between the Limited Partners and the General Partners in the same proportion as Distributable Cash from Operations (as defined in the Partnership Agreement) provided that (i) in no event shall the General Partners be allocated less than 1% of any such profits from normal operations, and (ii) if there is any fiscal year which produces no Distributable Cash from Operations but which produces profits for tax purposes from normal operations, such profits are allocated 90% to the Limited Partners and 10% to the General Partners.

       Losses from the normal operations of the Partnership for each fiscal year or portion thereof are allocated 99% to the Limited Partners and 1% to the General Partners, except that any such profits or losses which were based upon the Partnership's operations prior to the initial closing under the Partnership's offering of Units were allocated 99% to the General Partners and 1% to the initial Limited Partner. Distributable Cash from Operations is distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that in each fiscal year the General Partners will defer their receipt of any Distributable Cash from Operations to the extent necessary to provide the Limited Partners a non-cumulative return in such year equal to 4% of their Invested Capital (as defined in the Partnership Agreement.) All distributions of Distributable Cash from Operations deferred by the General Partners accrue and are payable to them, to the extent possible, out of subsequent years' Distributable Cash from Operations remaining after the receipt by the Limited Partners of the aforesaid 4% return, or out of cash from sales and refinancings as specified below.

       Cash from Sales or Refinancings (as defined in the Partnership Agreement) is distributed to the Limited Partners until the Limited Partners have received, first, a return of their total Invested Capital, and, second, such additional amount as may be necessary, after giving effect to all previous distributions of Distributable Cash from Operations and of Cash from Sales or Refinancings to the extent required to satisfy any deficiency in the Cumulative Return on Investment (as defined in the Partnership Agreement) to produce in the aggregate a Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ending prior to the date of such distribution. The General Partners are then entitled to receive an amount of Cash from Sales or Refinancings equal to any portion of the General Partners' share of Distributable Cash from Operations which was previously deferred in order to permit the payment to the Limited Partners of a non-cumulative return in each year equal to 4% of their Invested Capital. Any Cash from Sales or Refinancings remaining after the Limited Partners have received a return of their total Invested Capital plus the Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ended prior to the date of such distribution, and after the General Partners have received an amount of such cash equal to any such deferred payment of Distributable Cash from Operations, will be distributed 85% to the Limited Partners and 15% to the General Partners.

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

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
       Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest expense on borrowings from the Managing General Partner were as follows:

                                                                Nine Months Ended
                                                                  September 30,
                                                                1995           1994
                                                                ----           ----
           Operating expenses                                  $70,336        $52,905
           Interest on note payable to affiliate                35,417         60,000
                                                              --------       --------
                                                              $105,753       $112,905
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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

4. Transactions with the General Partners and Affiliates (continued)
   -----------------------------------------------------------------
       Note payable to affiliate represented a short-term borrowing by the Partnership in the principal amount of $1,000,000 from the Managing General Partner, initially made to the Partnership on December 1, 1988. Due to the cash flow constraints of the Partnership, the Managing General Partner each year made a new short-term loan to the Partnership for the outstanding principal amount of $1,000,000. The most recent Note carried interest at a rate of 8.5% per annum. During the second quarter of 1995, the Partnership utilized net proceeds from the sale of the Northgreen Apartments to pay the Managing General Partner the entire outstanding principal balance of the Note in the amount of $1,000,000.

       From 1991 through the second quarter of 1993, payments to the Managing General Partner towards the reimbursement of general and administrative expenses incurred by the Managing General Partner on behalf of the Partnership and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet its working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses that could not be paid from the operating cash flow of the Partnership. Since the third quarter of 1993, the Partnership has no longer deferred the reimbursement of such expenses. In addition, during the year ended December 31, 1994, the Partnership paid $453,853 to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of the deferred general and administrative expenses and interest described above. During June 1995, the Partnership utilized net proceeds from the sale of the Northgreen Apartments, and approximately $83,000 of cash generated from the Partnership's operations, to reimburse the Managing General Partner for the entire outstanding balance of such deferred amounts in the aggregate amount of $126,834.

       On November 1, 1995, the mortgage note on the Fisherman's Village Apartments came due. At that time, the Partnership did not have sufficient cash to pay the outstanding principal balance of $8,693,775. The Managing General Partner had pursued obtaining an extension on the mortgage loan from the lender; however, the lender would only agree to a six month extension at a cost of two percent of the outstanding principal balance. After reviewing the terms of the lender's proposed extension and other third party financing options, the Managing General Partner determined that it was in the best interest of the Partnership to have the Managing General Partner provide short-term financing to the Partnership.
       Therefore, on November 1, 1995 the Managing General Partner purchased the mortgage loan from the existing lender for the amount of the outstanding principal balance, or $8,693,775. In connection therewith, the Partnership made a $500,000 payment towards the outstanding balance of the mortgage loan and the mortgage loan was modified to i) reflect the lump-sum cash payment made by the Partnership to the Managing General Partner; ii) extend the maturity date of the mortgage to November 1, 1996; iii) allow for prepayment at any time; and iv) adjust the interest rate on the loan to the base lending rate charged by the First National Bank of Boston, or 8.75%, payable monthly. (The Partnership Agreement provides that the Managing General Partner may loan funds to the Partnership at an interest rate that shall not exceed by more than 2% the base rate of the First National Bank of Boston.)

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

4. Transactions with the General Partners and Affiliates (continued)
   -----------------------------------------------------------------
       The Managing General Partner currently anticipates that the Partnership will obtain the funds necessary to satisfy the mortgage indebtedness, which is due on November 1, 1996, through the sale of its last remaining property.

       The Managing General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

5. Investment in Property
   ----------------------
       Investment in property at cost consists of residential real estate as follows:

                                                          September 30,   December 31,
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
                                                           ===========    ===========

       On June 1, 1995, the Partnership sold the Northgreen Apartments to a non-affiliated buyer for a gross sales price of $9,200,000 and received net sales proceeds of $8,923,560, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $3,983,713, representing the difference between the net sales price and the property's net book value of $4,939,847. The Partnership received net cash proceeds of $4,319,849 from the sale, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $4,603,711, which indebtedness was assumed by the buyer.

       The Fisherman's Village Apartments property is currently listed for sale.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

6. Long-Term Debt
   --------------

                                                           September 30,   December 31,
                                                                1995           1994
                                                                ----           ----
       Long-term debt consists of the following:

          Non-recourse first mortgage note
          collateralized by Fisherman's Village
          Apartments.  The mortgage note is due
          November 1, 1995.  Prior to November
          1, 1992 the note carried an interest
          rate of 11.5% amortized over a 30-year
          term.  Commencing November 1, 1992
          the note carried an interest rate of 7.39%
          amortized over a 28-year term.  A balloon
          payment equal to the entire outstanding
          principal balance and all accrued but unpaid
          interest is due upon maturity of the mortgage,
          November 1, 1995.                                 $8,693,775     $8,781,178

          Non-recourse first mortgage note
          collateralized by the Northgreen
          Apartments.  On June 1, 1995,
          the property was sold and the
          mortgage indebtedness was
          assumed by the buyer of the
          property.                                                  -      4,634,841
                                                            ----------    -----------

                                                            $8,693,775    $13,416,019
                                                            ==========    ===========

       On November 1, 1995, the mortgage loan on the Fisherman's Village Apartments matured and the Managing General Partner purchased the mortgage loan from the existing lender. For further information regarding the Managing General Partner's purchase of such mortgage loan, see Note 4 to the Financial Statements.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

7. Note Receivable
   ---------------
       Effective August 9, 1987, the unconditional guaranty obligation granted by the seller of the Waterford Apartments (the "Obligor") to the Partnership for operating deficits (including debt service) was extended until August 1, 1994. (The Waterford Apartments was conveyed to the property's mortgagee by a deed-in-lieu of foreclosure on August 9, 1991.) The outstanding balance due in the amount of $258,950 was restructured as a 10.5% Promissory Note due on or before August 1, 1994. In accordance with the terms of the Promissory Note, monthly installments of interest only were payable at a rate of 5.5% through July 31, 1990. Commencing on August 1, 1990 monthly payments in the amount of $2,781 to amortize the then outstanding principal and deferred interest balance of $303,985 in accordance with a 30-year amortization at a rate of 10.5% were required. As of December 31, 1993 the Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor in accordance with the terms of the note. Accordingly, as of December 31, 1993, the Partnership established a provision, reflected in the accompanying Balance Sheets, against the then entire outstanding balance of the note in the amount of $298,058. The provision has since been reduced to $284,155 as a result of payments received on the note during 1994.

       In June 1994, the Obligor notified the Partnership that he would be unable to continue to pay the minimum monthly payments on the note and would be unable to pay the outstanding balance of the note upon its maturity on August 1, 1994. As of September 30, 1995, and as of the date hereof, the Obligor is in default on the Promissory Note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. Once the Obligor ceased making the requisite payments on the note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of all amounts owing under the note.

       On December 7, 1994 the court granted the Partnership a summary judgment in response to the complaint filed against the Obligor in the amount of $305,489, which represents the balance of the note at maturity plus accrued interest thereon from the maturity date of the note through the date of the judgment. As of the date hereof, the Partnership has not received payment from the Obligor, and the Managing General Partner continues to pursue collection of the judgment amount.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net income/(loss) reported in the Statements of Operations to the net income/(loss) reported for federal income tax purposes is as follows:

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  1995            1994
                                                                  ----            ----
       Net income/(loss) per Statements of
         Operations                                          $3,865,565      ($33,094)

         Add/(deduct):  Excess tax gain over book gain
                         on disposition of assets             1,897,508              -
                        Excess of tax depreciation over
                         book depreciation                    (206,476)      (225,039)
                        Provision for/(recovery of)
                         uncollectible note receivable                -       (13,903)
                        Other income                            (1,500)              -
                                                             ----------       --------
       Net income/(loss) for federal income
         tax purposes                                        $5,555,097     ($272,036)
                                                             ==========       ========

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

The latest date on which the Partnership is due to terminate is December 31, 2020, unless it is terminated sooner in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within five to eight years following the date such property was acquired by the Partnership. As of September 30, 1995 and the date hereof, the Partnership has one property remaining in its portfolio. This property is currently listed for sale. Upon the sale of this last remaining property, the operations of the Partnership will terminate and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

Liquidity and Capital Resources
-------------------------------
On March 13, 1995, the Managing General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership (the "Agreement") for the sale of the Northgreen Apartments property to a non-affiliated buyer (the "Buyer") for a gross sales price of $9,200,000. On June 1, 1995, the Partnership sold the Northgreen Apartments to the Buyer and received net sales proceeds of $8,923,560, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction generated a non-recurring gain of $3,983,713, representing the difference between the net sales price and the property's net book value of $4,939,847. The Partnership received net cash proceeds of $4,319,849 from the sale of the property, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $4,603,711, which indebtedness was assumed by the Buyer. The Partnership retained $1,465,829 of the net sales proceeds to satisfy liabilities of the Partnership and to fund working capital reserves for any contingent liabilities. The remaining net sales proceeds in the amount of $2,854,020, or $130 per Unit, were distributed to the Limited Partners during the third quarter of 1995.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Real estate market conditions in the Orlando, Florida area, where the Fisherman's Village Apartments are located, have recovered from the overbuilding of multi-family residential units which occurred during the late 1980's and early 1990's. However, real estate market conditions remain competitive due to the construction of new multi-family housing units. Fisherman's Village Apartments was successful in increasing occupancy levels during 1993 through the use of leasing incentives and capital improvements made during that year at the property. During 1994, Fisherman's Village Apartments reduced the level of leasing incentives offered as market conditions improved and occupancy stabilized. The Managing General Partner listed the Fisherman's Village Apartments for sale during April 1995 based upon such market conditions and the operations of the property. A decline in the property's operations occurred during the first quarter of 1995, as had been anticipated; however, the decline unexpectedly continued during the second and third quarters of 1995. The Managing General Partner does not expect a significant improvement in market conditions over the near term. Given the property's age and future capital expenditure requirements, and the projected cost and availability of long-term, third party financing when the property's mortgage loan matures on November 1, 1996, the Managing General Partner believes that a sale of the property remains in the best interest of the Partnership.

During the second quarter of 1995, the Managing General Partner had the independent appraiser who had appraised the Fisherman's Village Apartments on June 30, 1994 update its appraisal report. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $9,750,000, compared to the Partnership's cumulative investment in the property of approximately $13,463,000. The net book value of the Fisherman's Village property in the amount of $8,652,481 at September 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the independent appraisal and, based upon such evaluation, the Managing General Partner determined that no impairment in value existed and that a write-down in value was not required as of September 30, 1995.

As of September 30, 1995, the Partnership had $1,181,015 in cash and cash equivalents and $341,703 in restricted cash, which represents tenants' security deposits and funds held in escrow.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Since the Partnership's inception, Adjusted Cash from Operations (as defined in the Partnership Agreement) has been insufficient to provide the Limited Partners with cash distributions. Based on current information, the Managing General Partner does not anticipate that Adjusted Cash from Operations will be sufficient to provide the Limited Partners with any cash distributions during 1995. The Partnership's liquidity has been adversely affected by declining income and the level of expenditures needed to restore and maintain its properties. These factors have had a significant impact on the Partnership's ability to generate cash. Due to these cash flow constraints, from 1989 through June 1995, the Partnership had been unable to repay the $1,000,000 principal balance on the short-term loan made by the Managing General Partner to the Partnership without the Managing General Partner each year making a new short-term loan to the Partnership in the outstanding principal amount of $1,000,000. In addition, from 1991 through the second quarter of 1993, payments to the Managing General Partner towards the reimbursement of general and administrative expenses incurred on behalf of the Partnership by the Managing General Partner and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet its working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses that could not be paid from the operating cash flow of the Partnership.

Commencing with the year ended December 31, 1993, the Partnership has no longer deferred the reimbursement of such expenses. In addition, during the year ended December 31, 1994, the Partnership paid $453,853 to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of the deferred amounts. During June 1995, the Partnership utilized a portion of the net proceeds from the sale of the Northgreen Apartments property, and approximately $83,000 of cash generated from the Partnership's operations, to reimburse the Managing General Partner for the entire outstanding balance of the deferred amounts in the aggregate amount of $126,834 and $1,000,000 for the outstanding principal balance of the short-term loan.

During the nine months ended September 30, 1995, the Partnership made $4,722,244 of principal payments on its long-term mortgage debt. Of this amount, $118,533 was generated from the Partnership's operations and $4,603,711 was assumed by the buyer of the Northgreen Apartments. A balloon payment equal to the entire outstanding principal balance and all accrued but unpaid interest on the Fisherman's Village Apartments' mortgage loan in the aggregate amount of $8,749,098 came due on November 1, 1995.
At that time, the Partnership did not have sufficient cash to make such balloon payment to the lender. The Managing General Partner had pursued obtaining an extension on the mortgage loan from the lender; however, the lender would only agree to a six month extension at a cost of two percent of the outstanding principal balance.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
After reviewing the terms of the lender's proposed extension and other third party financing options, the Managing General Partner determined that it was in the best interest of the Partnership to have the Managing General Partner provide short-term financing to the Partnership. Therefore, on November 1, 1995 the Managing General Partner purchased the mortgage loan from the existing lender for the amount of the outstanding principal balance, or $8,693,775. In connection therewith, the Partnership made a $500,000 payment towards the outstanding balance of the mortgage loan and the mortgage loan was modified to i) reflect the lump-sum cash payment made by the Partnership to the Managing General Partner; ii) extend the maturity date of the mortgage to November 1, 1996; iii) allow for prepayment at any time; and iv) adjust the interest rate on the loan to the base lending rate charged by the First National Bank of Boston, or 8.75%, payable monthly. (The Partnership Agreement provides that the Managing General Partner may loan funds to the Partnership at an interest rate that shall not exceed by more than 2% the base rate of the First National Bank of Boston.)

The Managing General Partner currently anticipates that the Partnership will obtain the funds necessary to satisfy the mortgage indebtedness, which is due on November 1, 1996, through the sale of its last remaining property.

As of December 31, 1993, the Partnership established a reserve against the entire outstanding balance of the note receivable (the "Note") relating to the unconditional guaranty obligation for operating deficits granted by the seller of the Waterford Apartments (the "Obligor"). The Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor in accordance with the terms of the Note. Accordingly, the Partnership established a provision against the then entire outstanding balance of the Note in the amount of $298,058. The provision has since been reduced by $13,903 as a result of payments made by the Obligor. In June 1994, the Obligor notified the Partnership that he would be unable to pay either the outstanding balance of the Note upon its maturity on August 1, 1994 or the minimum monthly payments on the Note. As of September 30, 1995, and as of the date hereof, the Obligor is in default on the Note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the Note, which was due on August 1, 1994. Once the Obligor ceased making the requisite payments on the Note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of the Note. On December 7, 1994 the Partnership was granted a summary judgment in response to the complaint filed against the Obligor in the amount of the Note plus accrued interest thereon totaling $305,489. As of the date hereof, the Partnership has not received payment from the Obligor and the Managing General Partner continues to pursue collection of the judgment amount. There can be no assurance that the Partnership will be able to recover all, if any, of the amounts due from the Obligor.

Cash in the amount of $2,854,020, or $130 per Unit, generated from the sale of the Northgreen Apartments property, was distributed to the Limited Partners during the third quarter of 1995.

No capital expenditures have been made during the nine months ended September 30, 1995, and the Partnership does not anticipate incurring any significant capital expenditures during the remainder of 1995.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
The net income for the nine months ended September 30, 1995 was $3,865,565 as compared to a net loss of $33,094 for the same period in 1994. Included in net income for the nine months ended September 30, 1995 is a non-recurring gain of $3,983,713 from the sale of the Northgreen Apartments

Average occupancy for the Fisherman's Village Apartments for the nine months ended September 30, 1995 was 90%.

Rental income for the nine months ended September 30, 1995 decreased by $537,099, or 22%, as compared to the same period in 1994. This decrease is primarily due to the sale of the Northgreen Apartments property on June 1, 1995. Rental income at the Fisherman's Village Apartments decreased by 6% for the nine months ended September 30, 1995 as compared to the same period in 1994. This decrease primarily resulted from a decline in average occupancy at the property from 95% during the first nine months of 1994 to 90% during the same period in 1995. In addition, during the nine months ended September 30, 1995, rental concessions were offered at the property in an effort to increase occupancy.

Interest income for the nine months ended September 30, 1995 increased by $53,243, or 260%, as compared to the same period in 1994. This increase was primarily due to an increase in the Partnership's cash and cash equivalents between periods and an increase in the interest rate earned on such amounts. Cash and cash equivalents increased significantly due to the sale of the Northgreen Apartments on June 1, 1995.

Interest expense for the nine months ended September 30, 1995 decreased by $170,705, or 20%, as compared to the same period in 1994. This decrease is primarily attributable to the sale of the Northgreen Apartments property. In addition, during June 1995 the Partnership paid the entire outstanding balance of the short-term loan made by the Managing General Partner resulting in a further decrease in interest expense. Interest expense with respect to the Fisherman's Village Apartments property was consistent between periods.

Property operating expenses for the nine months ended September 30, 1995 decreased by $159,577, or 15%, as compared to the same period in 1994. This decrease is primarily due to the sale of the Northgreen Apartments. Property operating expenses at Fisherman's Village increased between periods primarily due to an increase in maintenance and repair expenses which were incurred as a result of unusually high turnover of rental units during the nine months ended September 30, 1995. In addition, the Fisherman's Village Apartments incurred maintenance and repair expenses related to plumbing repairs required to be made at the property during 1995.

Depreciation expense for the nine months ended September 30, 1995 decreased by $89,802, or 19%, as compared to the same period in 1994. This decrease is primarily due to the sale of the Northgreen Apartments.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
General and administrative expenses for the nine months ended September 30, 1995 increased by $7,379, or 8%, as compared to the same period in 1994. This increase between periods was primarily due to an increase in the Managing General Partner's costs relating to the sale of the Northgreen Apartments, which resulted in an increased expense allocation to the Partnership in accordance with the terms of the Partnership Agreement.

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

The Managing General Partner believes that inflation has had no significant impact on the Partnership during the nine months ended September 30, 1995 and the Managing General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with Section 17 of the Partnership Agreement:

                                                                Nine Months Ended
                                                                  September 30,
                                                                1995           1994
                                                                ----           ----
Net cash provided by
  operating activities (a)                                    $254,723       $361,314
Net change in operating assets
  and liabilities (a)                                            7,193         75,458
                                                              --------       --------
Cash provided by operations (a)                                261,916        436,772
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                                        (118,533)      (137,792)
                                                              --------       --------
Cash provided by operations,
  as adjusted                                                  143,383        298,980
Increase in working capital reserves                         (143,383)      (298,980)
                                                              --------       --------
Adjusted Cash from Operations (b)                                    -              -
Decrease in working capital reserves                                 -              -
                                                              --------       --------
Distributable Cash from Operations (b)                              $-             $-
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

Item 2. Changes in Securities

        There were no changes in securities during the third quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the third quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Partnership during the third quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)   There are no exhibits to this report.

              (b) There were no Reports on Form 8-K filed during the third quarter of 1995.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1995.


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