Form 10-K
period 1995-12-31
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1996-03-29
CIK 746262

20

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1995


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

                                YES X   NO
                                   ---    ---
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

                       Exhibit Index on Pages 22-31
                               Page 1 of 53

                            TABLE OF CONTENTS





                                  PART I


  Item 1   Business                                                  3
  Item 2   Properties                                                7
  Item 3   Legal Proceedings                                         8
  Item 4   Submission of Matters to a Vote
             of Security Holders                                     8


                                 PART II


  Item 5   Market for the Partnership's Securities and Related
             Security Holder Matters                                 8
  Item 6   Selected Financial Data                                   9
  Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10
  Item 8   Financial Statements and Supplementary Data              16
  Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                 16


                                 PART III


  Item 10  Directors and Executive Officers of the Partnership      17
  Item 11  Executive Compensation                                   19
  Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                         20
  Item 13  Certain Relationships and Related Transactions           20


                                 PART IV


  Item 14  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                    22

           Signatures                                               32

                                  Part I
Item 1 - Business

The Registrant, John Hancock Properties Limited Partnership (the "Partnership"), is a Limited Partnership organized on May 17, 1984, under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1995, the partners in the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner") and 2,054 Limited Partners owning 21,954 Units of Limited Partnership Interests (the "Units"). The Managing General Partner is the general partner of the Associate General Partner. Two Broadway Associates III, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), is the limited partner of the Associate General Partner. The Managing General Partner and the Associate General Partner are collectively referred to as the "General Partners".
The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units at $1,000 per Unit. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

The Units were offered and sold to the public during the period from September 21, 1984 to August 31, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $1,000 per Unit. No established public market exists on which the Units may be traded.

The Partnership was formed to engage solely in the acquisition, operation and disposition of investment real estate. The latest date on which the Partnership was due to terminate was December 31, 2020, unless it was sooner terminated in accordance with the terms of the Partnership Agreement. It was expected that in the ordinary course of the Partnership's business, the properties of the Partnership would be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, the sale of the Partnership's last remaining property was expected to occur within five to eight years following the date such property was acquired by the Partnership.

On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, cash in the amount of $658,620 was distributed to the Limited Partners from the Partnership's net assets and the Managing General Partner established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies will be used to fund any possible liabilities that may arise. If all liabilities are resolved by the end of 1996 and the Managing General Partner determines that funds are available for distribution, the Managing General Partner expects to make a final distribution of the Partnership's net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners by December 31, 1996. Such final distribution, if any, would result in the liquidation and termination of the Partnership. At the time of such final distribution, the outstanding Units will be cancelled and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission (the "S.E.C."), after which time the Partnership will no longer be required to file periodic reports with the S.E.C.

As a result of the sale of the Partnership's last remaining property on December 29, 1995 and, therefore, the termination of the Partnership's operations, the statement of financial position as of December 31, 1995, included in Item 8 of this Report, has been prepared on a basis of accounting which requires that all non-liquid assets be stated at their estimated net realizable value and all liabilities at their estimated settlement amounts.

Over the course of the Partnership's operations, its real estate investments were subject to various risk factors including the fact that certain of the investments in its portfolio did not generate income sufficient to meet both operating expenses and debt service, and to fund adequate reserves for repairs, replacements, contingencies and anticipated obligations. The income received from the Partnership's properties was affected by many factors, including fluctuations in occupancy rates and operating expenses, and variations in rental rates, which in turn were adversely affected by general economic conditions and local conditions, such as competitive over-building. As a result, some of the properties in the Partnership's portfolio were unable to generate sufficient cash flow to meet both operating expenses and debt service obligations. Therefore the Partnership was required to utilize funds from other sources to protect its investments and, in some instances, to dispose of certain properties at a loss. Since its inception, the Partnership has not generated any Distributable Cash from Operations, as defined in the Partnership Agreement.

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

On December 17, 1985, the Partnership acquired 300 Ramsey Place, an office/warehouse complex located in San Antonio, Texas. Subsequent to the Partnership's acquisition of the property, weakening market conditions in the San Antonio real estate market resulted in the property's inability to generate sufficient cash to meet both operating expenses and debt service obligations. In addition, the market value of the property was estimated to be less than the outstanding balance of the non-recourse mortgage. On November 7, 1990, the Partnership conveyed the Ramsey Place office/warehouse to the mortgagee by a deed-in-lieu of foreclosure in exchange for a release of the outstanding indebtedness.

On August 9, 1984, the Partnership acquired the Waterford Apartments, a 256-unit garden apartment complex located in Little Rock, Arkansas. Subsequent to the Partnership's acquisition of the property, market conditions weakened in the Little Rock real estate market resulting in the property's inability to generate sufficient cash flow to meet both operating expenses and debt service requirements. During 1990, the Partnership was unable to make the requisite mortgage payments on the property, thereby placing the loan in default. In addition, the market value of the property was estimated to be less than the outstanding balance of the non-recourse mortgage. On August 9, 1991, the Partnership conveyed the Waterford Apartments to the mortgagee by a deed-in-lieu of foreclosure in exchange for a release of the outstanding indebtedness.

On September 24, 1984, the Partnership acquired the Huntington Park Apartments, a 212-unit garden apartment complex located in Tucson, Arizona. Subsequent to the Partnership's acquisition of the property, market conditions weakened in the Tucson real estate market resulting in the property's inability to generate sufficient cash flow to meet both operating expenses and debt service requirements. During 1990, the Partnership was unable to make the requisite mortgage payments on the property, thereby placing the loan in default. In March 1992, the Partnership secured a reduced payoff amount from the mortgagee for the related mortgage indebtedness and accrued interest thereon from $5,525,028 to $3,800,000. On March 31, 1992, the Partnership sold the Huntington Park Apartments to a non-affiliated buyer for a net sales price of $4,072,442. The Partnership received net cash proceeds of $272,442 from the sale and extinguishment of the related mortgage indebtedness. These proceeds were used during 1992 to pay operating expenses of the Partnership.

On February 28, 1985, the Partnership acquired the Northgreen Apartments, a 222-unit garden apartment complex located in Eugene, Oregon. From the early part of 1992, new apartment construction declined in the Eugene, Oregon area, where the Northgreen Apartments are located, and absorption of vacant units continued. With the gradual improvement in market conditions, the property sustained a stabilized occupancy rate and improved its income and cash flow performance. Given these market conditions and the income performance of the property at that time, the Managing General Partner listed the Northgreen Apartments for sale during the second quarter of 1994. On June 1, 1995, the Partnership sold the Northgreen Apartments to a non-affiliated buyer for a net sales price of $8,923,560. The Partnership received net cash proceeds of $4,319,849 from the sale of the property, representing the excess of the net sales price over the outstanding mortgage indebtedness on the property of $4,603,711, which indebtedness was assumed by the Buyer. Of the net cash proceeds, $2,854,020 was distributed to the Limited Partners on August 15, 1995. The Partnership retained $1,465,829 of the net cash proceeds to satisfy liabilities of the Partnership and to fund working capital reserves. This property is also discussed in Item 7 of this Report and Note 5 to the Financial Statements included in Item 8 of this Report.

On November 29, 1984, the Partnership acquired the Fisherman's Village Apartments, a 280-unit garden apartment complex located in Orlando, Florida. Although real estate market conditions in the Orlando, Florida area, where the Fisherman's Village Apartments are located, recovered from the overbuilding of multi-family residential units which occurred during the late 1980's and early 1990's, real estate market conditions remained competitive due to the construction of new multi-family housing units. Fisherman's Village Apartments was successful in increasing occupancy levels during 1993 through the use of leasing incentives and capital improvements made during that year at the property. During 1994, Fisherman's Village Apartments reduced the level of leasing incentives offered as market conditions improved and occupancy stabilized. The Managing General Partner listed the Fisherman's Village Apartments for sale during April 1995 based upon such market conditions and the operations of the property. A decline in the property's operations occurred during the first quarter of 1995, as was anticipated; however, the decline unexpectedly continued during the second and third quarters of 1995. The Managing General Partner did not expect a significant improvement in market conditions over the near term. Given the property's age and future capital expenditure requirements and the projected cost and availability of long-term, third party financing when the property's mortgage loan matured on November 1, 1996, the Managing General Partner determined that a sale of the property remained in the best interest of the Partnership. On December 29, 1995, the Partnership sold the Fisherman's Village Apartments to a non-affiliated buyer for a net sales price of $9,376,807 and, on January 3, 1996, paid the outstanding mortgage indebtedness on the property of $8,193,775, which indebtedness was then held by the Managing General Partner. The Partnership received net cash proceeds of $1,183,032 from the sale. This property is also discussed in Item 7 of this Report and Note 5 to the Financial Statements included in Item 8 of this Report.

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

Item 2 - Properties

As of December 31, 1995, the Partnership held no properties in its portfolio.

Item 3 - Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Partnership during the fourth quarter of 1995.

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

(b)  Number of Security Holders

                                                       Number of
                                                     Record holders      Number of Units
                                                         as of          outstanding as of
   Title of Class                                  December 31, 1995    December 31, 1995
   --------------                                  -----------------    -----------------
  Units of Limited Partnership Interests                 2,054                 21,954

(c)  Dividend History and Restrictions

Since its inception, the Partnership has not generated any Distributable Cash from Operations, as defined in the Partnership Agreement. Unfavorable economic conditions, caused by excess supply and weak absorption in the real estate markets in which the Partnership had invested, adversely affected the Partnership's income and cash flows. For a further discussion on the financial condition and results of operations of the Partnership, see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results during the five year period ended December 31, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the related Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                     Years Ended December 31,
                                      1995         1994        1993        1992         1991
                                      ----         ----        ----        ----         ----
Rental income                      $2,234,057  $3,190,235   $3,037,508  $3,123,523   $4,395,970
Interest income                        86,029      30,141       48,383      50,168       49,463
Gain/(loss) on sale of
 property                           4,801,258           -            - (1,721,075)            -
Net income/(loss) before
 extraordinary items                4,535,085    (43,962)    (667,686) (2,559,497)  (1,464,817)
Net income/(loss) before
 extraordinary items per
 Limited Partnership Unit             174.32        (1.98)     (30.11)     (115.42)     (66.05)
Extraordinary gain                          -           -            -   1,725,028    1,408,255
Extraordinary gain per
 Limited Partnership Unit                   -           -            -       77.79       63.50
Net income/(loss)                   4,535,085    (43,962)    (667,686)   (834,469)     (56,562)
Net income/(loss) per Limited
 Partnership Unit                     174.32        (1.98)     (30.11)      (37.63)      (2.55)
Ordinary tax income/(loss)          9,825,363   (234,211)    (491,166)     788,045    1,689,069
Ordinary tax income/(loss) per
 Limited Partnership Unit             395.77       (10.56)     (22.15)       35.54       76.17
Cash and cash equivalents *        10,007,798     578,996      444,021     304,288      169,822
Total assets                       10,012,360  15,048,648   15,580,544  16,374,987   22,731,022
Mortgage debt **                    8,193,775  13,416,019   13,602,666  13,768,955   19,043,513
Distributable Cash from
 Operations                                 -           -            -           -            -
Distributable Cash from
 Sales or Refinancings              2,854,020           -            -           -            -
Cash distribution per Unit from
 Distributable Cash from Sales
 or Refinancings                      130.00            -            -           -            -

* 1995 includes net sales proceeds from the sale of the Fisherman's Village Apartments in the amount of $9,376,807.
** 1995 mortgage debt was paid in full on January 3, 1996 with funds provided by the sale of the Fisherman's Village Apartments.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period (from September 21, 1984 to August 31, 1985), the Partnership sold 21,954 Units representing gross proceeds of $21,954,000. The proceeds of the offering were used to acquire investment properties, fund reserves, and pay acquisition fees, management fees, and organizational and offering expenses. The Partnership's investment properties are described in greater detail in Item 1, and Notes 5 and 6 to the Financial Statements included in Item 8 of this Report.

The latest date on which the Partnership was due to terminate was December 31, 2020, unless it was sooner terminated in accordance with the terms of the Partnership Agreement. It was expected that in the ordinary course of the Partnership's business, the properties of the Partnership would be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, the sale of the Partnership's last remaining property was expected to occur within five to eight years following the date such property was acquired by the Partnership. On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, cash in the amount of $658,620 was distributed to the Limited Partners from the Partnership's net assets and the Managing General Partner established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies, in the amount of approximately $1,060,000, will be used to fund any possible liabilities that may arise. If all liabilities are resolved by the end of 1996 and the Managing General Partner determines that funds are available for distribution, the Managing General Partner expects to make a final distribution of net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners by December 31, 1996. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At the time of such final distribution, the outstanding Units will be cancelled and, in accordance with federal securities laws, they will be de-registered with the S.E.C., after which time the Partnership will no longer be required to file periodic reports with the S.E.C.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
-------------------------------
On March 13, 1995, the Managing General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership for the sale of the Northgreen Apartments property to a non-affiliated buyer (the "Buyer") for a gross sales price of $9,200,000. On June 1, 1995, the Partnership sold the Northgreen Apartments to the Buyer and received net sales proceeds of $8,923,560, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction generated a non-recurring gain of $3,983,713, representing the difference between the net sales price and the property's net book value of $4,939,847. The Partnership received net cash proceeds of $4,319,849 from the sale of the property, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $4,603,711, which indebtedness was assumed by the Buyer. The Partnership retained $1,465,829 of the net sales proceeds to satisfy liabilities of the Partnership and to fund working capital reserves. The remaining net sales proceeds in the amount of $2,854,020, or $130 per Unit, were distributed to the Limited Partners during the third quarter of 1995.

During the second quarter of 1995, the Managing General Partner had the independent appraiser who had previously appraised the Fisherman's Village Apartments on June 30, 1994 update its appraisal report. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $9,750,000, which was consistent with the property's gross sales price of $9,800,000.

On December 6, 1995, the Managing General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership for the sale of its last remaining property, the Fisherman's Village Apartments, to a non-affiliated buyer (the "Purchaser") for a gross sales price of $9,800,000. On December 29, 1995, the Partnership sold the Fisherman's Village Apartments to the Purchaser and received net sales proceeds of $9,376,807, after deductions for commissions, selling expenses, and other costs incurred in connection with the sale of the property. This transaction generated a non-recurring gain of $817,545, representing the difference between the net sales price and the property's net book value of $8,559,262. The Partnership received net cash proceeds of $1,183,032 from the sale of the property, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $8,193,775, which indebtedness was then held by the Managing General Partner.

As a result of the sale of the Partnership's last remaining property on December 29, 1995 and, therefore, the termination of the Partnership's operations, the statement of financial position as of December 31, 1995, included in Item 8 of this Report, has been prepared on a basis of accounting which requires that all non-liquid assets be stated at their estimated net realizable value and all liabilities at their estimated settlement amounts.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------
As of December 31, 1995, the Partnership had $1,814,023 in cash and cash equivalents and $8,193,775 in restricted cash, which represents cash restricted to satisfy the outstanding mortgage indebtedness related to the Fisherman's Village Apartments property. This amount was paid in full on January 3, 1996.

Since its inception, the Partnership has not generated any Distributable Cash from Operations, as defined in the Partnership Agreement. The Partnership's liquidity has been adversely affected by declining income and the level of expenditures needed to restore and maintain its properties. These factors had a significant impact on the Partnership's ability to generate cash. Due to these cash flow constraints, from 1989 through June 1995, the Partnership was unable to repay the $1,000,000 principal balance on the short-term loan made by the Managing General Partner to the Partnership without the Managing General Partner each year making a new, short-term loan to the Partnership in the outstanding principal amount of $1,000,000. In addition, from 1991 through the second quarter of 1993, payments to the Managing General Partner towards the reimbursement of general and administrative expenses incurred on behalf of the Partnership by the Managing General Partner and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet its working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses that could not be paid from the operating cash flow of the Partnership.

Commencing with the year ended December 31, 1993, the Partnership no longer deferred the reimbursement of such general and administrative expenses or the payment of interest. In addition, during the year ended December 31, 1994, the Partnership paid $453,853 to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of the deferred amounts. During June 1995, the Partnership paid in full the short-term loan in the principal amount of $1,000,000 and reimbursed the Managing General Partner for the entire outstanding balance of the deferred amounts in the aggregate amount of $126,834.

During 1995, the Partnership reduced its outstanding mortgage debt by $5,222,244. Of this amount, $4,603,711 was assumed by the buyer of the Northgreen Apartments, $118,533 generated from the Partnership's operations was used to make principal payments on its mortgage debt and $500,000 was paid by the Partnership to the Managing General Partner in connection with the Fisherman's Village Apartments mortgage modification on November 1, 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------
A balloon payment equal to the entire outstanding principal balance and all accrued but unpaid interest on the Fisherman's Village Apartments' mortgage loan in the aggregate amount of $8,749,098 came due on November 1, 1995.
At that time, the Partnership did not have sufficient cash to make such balloon payment to the lender. The Managing General Partner had pursued obtaining an extension on the mortgage loan from the lender; however, the lender would only agree to a six month extension at a cost of two percent of the outstanding principal balance. After reviewing the terms of the lender's proposed extension and other third party financing options, the Managing General Partner determined that it was in the best interest of the Partnership to have the Managing General Partner provide short-term financing to the Partnership. On November 1, 1995, the Managing General Partner purchased the mortgage loan from the existing lender for the amount of the outstanding principal balance, or $8,693,775. In connection therewith, the Partnership made a $500,000 lump sum cash payment towards the outstanding balance of the mortgage loan and the mortgage loan was modified to i) reflect a reduction in the outstanding balance of the mortgage loan as a result of the lump-sum cash payment made by the Partnership to the Managing General Partner; ii) extend the maturity date of the mortgage to November 1, 1996; iii) allow for prepayment at any time; and iv) adjust the interest rate on the loan to the base lending rate charged by the First National Bank of Boston, or 8.75%, payable monthly. (The Partnership Agreement provides that the Managing General Partner may loan funds to the Partnership at an interest rate of up to 2% above the base rate of the First National Bank of Boston.)

On January 3, 1996, the Partnership paid the outstanding mortgage indebtedness held by the Managing General Partner, in the amount of $8,193,775, with funds provided by the sale of its last property, the Fisherman's Village Apartments.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------
As of December 31, 1993, the Partnership established a provision against the entire outstanding balance of the note receivable (the "Note") relating to the unconditional guaranty obligation for operating deficits granted by the seller of the Waterford Apartments (the "Obligor"). The Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor in accordance with the terms of the Note. Accordingly, the Partnership established a provision against the then entire outstanding balance of the Note in the amount of $298,058. The provision has since been reduced by $13,903 as a result of payments made by the Obligor. In June 1994, the Obligor notified the Partnership that he would be unable to pay either the outstanding balance of the Note upon its maturity on August 1, 1994 or the minimum monthly payments due on the Note. Once the Obligor ceased making the requisite payments on the Note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of the Note. On December 7, 1994, the Partnership was granted a summary judgment in response to the complaint filed against the Obligor in the amount of the Note plus accrued interest thereon totaling $305,489. As of the date hereof, the Partnership has not received payment from the Obligor and the Managing General Partner continues to pursue collection of the judgment amount. There can be no assurance that the Partnership will be able to recover all, or any, of the amounts due from the Obligor.

No capital expenditures were made during 1995.

Results of Operations
---------------------
The net income for the year ended December 31, 1995 was $4,535,085 as compared to a net loss of $43,962 in 1994 and a net loss of $667,686 in 1993. Included in net income for 1995 is a non-recurring gain in the aggregate amount of $4,801,258 resulting from the sales of the Northgreen Apartments and the Fisherman's Village Apartments properties. Included in the net loss for 1993 is a provision in the amount of $298,058 for the doubtful collection of the note receivable relating to the unconditional guaranty obligation granted by the seller of the Waterford Apartments.

Rental income for the year ended December 31, 1995 decreased by $956,178, or 30%, as compared to 1994 and by $803,451, or 26%, as compared to 1993. The decrease in 1995 as compared to both 1994 and 1993 is primarily due to the sale of the Northgreen Apartments property on June 1, 1995. Rental income at the Fisherman's Village Apartments decreased by 7% during 1995 as compared to 1994. This decrease primarily resulted from a decline in average occupancy at the property from 94% during 1994 to 90% during 1995. In addition, rental concessions were offered at the property during 1995 in an effort to increase occupancy. Rental income at the property was consistent between 1995 and 1993.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)
---------------------
Interest income for the year ended December 31, 1995 increased by $55,888, or 185%, as compared to 1994, and by $37,646, or 78%, as compared to 1993. These increases were primarily due to an increase in the Partnership's cash and cash equivalents and an increase in the interest rates earned on such amounts. Cash and cash equivalents increased significantly due to the sale of the Northgreen Apartments on June 1, 1995.

Interest expense for the year ended December 31, 1995 decreased by $278,810, or 24%, as compared to 1994, and by $329,711, or 28%, as compared to 1993. The decrease in 1995 as compared to both 1994 and 1993 was primarily due to the sale of the Northgreen Apartments property. In addition, during 1995 the Partnership repaid the entire outstanding balance of the short-term loan made by the Managing General Partner resulting in a further decrease in interest expense. Interest expense with respect to the Fisherman's Village Apartments property was consistent between periods.

Property operating expenses in 1995 decreased by $278,017, or 20%, as compared to 1994 and by $383,094, or 26%, as compared to 1993. The decrease in 1995 was primarily due to the sale of the Northgreen Apartments. Property operating expenses at the Fisherman's Village Apartments increased in 1995 by approximately 8% as compared to 1994. This increase was primarily due to an increase in maintenance and repair expenses incurred as a result of plumbing repairs required at the property and unusually high turnover of rental units during 1995. Property operating expenses at the Fisherman's Village Apartments property were consistent in 1995 as compared to 1993.

Depreciation in 1995 decreased by $151,078, or 24%, as compared to 1994 and by $172,525, or 27%, as compared to 1993. This decrease in 1995 was primarily due to the sale of the Northgreen Apartments property on June 1, 1995.

General and administrative expenses in 1995 increased by $15,923, or 11%, as compared to 1994 and by $16,070, or 12% as compared to 1993. The increase in 1995 as compared to 1994 and 1993 is primarily due to an increase in the time required to be expended by the General Partner and expenses incurred in connection with the sales of the Northgreen Apartments and Fisherman's Village Apartments properties.

As of December 31, 1993, the Managing General Partner established an allowance against the $298,058 outstanding balance of the note receivable relating to the unconditional guaranty obligation granted by the seller of the Waterford Apartments. During 1994, the Partnership received payments on the note totaling $13,903. However, the Obligor is in default on the note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. (This note receivable is also discussed in Note 7 to the Financial Statements included in Item 1 of this Report).

The Managing General Partner believes that inflation has had no significant impact on the Partnership during the last three fiscal years.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow
---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with Section 17 of the Partnership Agreement:

                                                           Years Ended December 31,
                                           1995         1994         1993        1992         1991
                                           ----         ----         ----        ----         ----
Net cash provided by/(used in)
  operating activities (a)                $204,699    $321,622     $306,022   ($32,208)   ($249,570)
Net change in operating assets
  and liabilities (a)                        2,411     258,777     (29,842)    (86,965)    (604,908)
                                          --------    --------     --------     -------     --------
Cash provided by/(used in)
  operations (a)                           207,110     580,399      276,180   (119,173)    (355,338)
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                    (118,533)   (186,647)    (166,289)   (105,768)     (80,619)
                                          --------    --------     --------     -------     --------
Cash provided by/(used in) operations,
  as adjusted                               88,577     393,752      109,891   (224,941)    (435,957)
Increase in working capital reserves      (88,577)    393,752)    (109,891)           -            -
                                          --------    --------     --------     -------     --------
Adjusted Cash from Operations (b)                -           -            -   (224,941)    (435,957)
Decrease in working capital reserves             -           -            -     224,941      435,957
                                          --------    --------     --------     -------     --------
Distributable Cash from Operations (b)          $-          $-           $-          $-           $-
                                          ========    ========     ========     =======     ========

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

                                 Part III

Item 10 - Directors and Executive Officers of the Partnership

(a-b)     Identification of Directors and Executive Officers

By virtue of its organization as a Limited Partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the Managing General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to terms of the Partnership Agreement, the Managing General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the Managing General Partner are as follows:

         Name                        Title                           Age
         ----                        -----                           ---
     William M. Fitzgerald      President and Director                52
     Malcolm G. Pittman, III    Director                              44
     Susan M. Shephard          Director                              43
     Richard E. Frank           Treasurer (Chief Accounting Officer)  34

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

         Name                        Title                           Age
         ----                        -----                           ---
     Edward P. Dowd             Senior Vice President of              53
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's      49
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

     Stephen Kindl              Senior Investment Officer of          38
                                John Hancock's Real Estate
                                Investment Group, Assistant Vice
                                President of John Hancock Realty
                                Equities, Inc.

(d) Family relationships

There exist no family relationships among any of the foregoing directors or officers of the Managing General Partner.

(e) Business experience

William M. Fitzgerald (age 52), joined John Hancock in 1968. He has been President and a Director of the Managing General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the Managing General Partner expires in May 1996. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman (age 44), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the Managing General Partner since November 1991. His term as a Director of the Managing General Partner expires in May 1996. Mr. Pittman has been Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 43), joined John Hancock in 1985 as an Attorney.
She has been a Director of the Managing General Partner since November 1991. Her term as a Director of the Managing General Partner expires in May 1996. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 34), joined John Hancock in 1983. He has been Treasurer of the Managing General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, Mr. Frank was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 53), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the Managing General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 49), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the Managing General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

Stephen Kindl (age 38), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)  Involvement in certain legal proceedings
None

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

Item 11 - Executive Compensation

None of the officers or directors of the Managing General Partner or any of the Real Estate Investment Committee members referred to in Item 10(c) receive any current direct remuneration in their capacities as officers, directors or Real Estate Investment Committee members, pursuant to any standard arrangements or otherwise, from the Partnership nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights, to any such person. No long-term incentive plan exists with such persons and no remuneration plan or arrangement exists with such persons resulting from his/her resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

Compensation Committee Interlocks and Insider Participation:

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The Partnership did not have a Compensation Committee in 1995 and does not currently have such a committee. No current or former officer or employee of the Managing General Partner or its Affiliates participated during the 1995 fiscal year in deliberations regarding the Managing General Partner's compensation as it relates to the Partnership.

By virtue of its organization as a limited partnership, the Partnership has no outstanding securities with traditional voting rights. However, as provided in Section 13.1 of the Partnership Agreement (and subject to Section 13.3 thereof), 10% or more in interest of the Limited Partners may request that the Managing General Partner call a meeting or solicit written consent of the Limited Partners as to any matter set forth in Section 13.2, which section provides that a majority in interest of the Limited Partners, without the concurrence of the General Partners, may:

   (1)  Amend the Partnership Agreement;

   (2)  Dissolve the Partnership;

   (3)  Remove any General Partner and elect a replacement therefor; and

   (4) Approve or disapprove the sale of all or substantially all of the assets of the Partnership.

a) Security ownership of certain beneficial owners

   No person or group, including the General Partners, is known to own beneficially more than 5% of the Partnership's 21,954 outstanding Units as of December 31, 1995.

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

Item 13 - Certain Relationships and Related Transactions

See Note 4 of the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partners and their Affiliates during 1995, 1994 and 1993.

In accordance with the terms of the Partnership Agreement, the General Partners and/or their Affiliates, as defined in the Partnership Agreement, are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An affiliate of the Managing General Partner is entitled to receive a Property Management Fee for providing property management services for Partnership properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arm's-length transactions by third parties rendering comparable services for comparable properties in the localities where such properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. No affiliate of the Managing General Partner is providing, nor has provided, property management services to the Partnership. Therefore, the Partnership did not pay any such fees during 1995, 1994 and 1993.

The General Partners and their Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partners' or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership incurred $107,478, $79,420 and $78,390 of such expenses during the years ended December 31, 1995, 1994 and 1993, respectively.

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

A Share of the Partnership's Distributable Cash from Operations (as defined in the Partnership Agreement) is distributable to the General Partners. Distributable Cash from Operations is distributable in accordance with
Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The Partnership did not generate any Distributable Cash from Operations since its inception and, as such, the General Partners have not received any such distributions.

A Share of Cash from Sales or Refinancings (as defined in the Partnership Agreement) may be distributed to the General Partners. Cash from Sales or Refinancings is distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partners were not entitled to receive any such distributions during 1995, 1994 and 1993.

A Share of the Partnership's Profits or Losses for Tax Purposes (as defined in the Partnership Agreement) is allocable to the General Partners. Such allocation of profits, except for profits from the sale of the last of the Partnership's properties, generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and Cash from Sales or Refinancings. The General Partners are generally allocated 1% of Partnership Losses for tax purposes. Profits from the sale of the last of the Partnership's properties are allocated first to such partners in an amount equal to any negative balance in their capital accounts, and then in the same manner as profits from normal operations. The General Partners' Share of such Profits or Losses were profits of $1,136,540 for the year ended December 31, 1995 and losses of $2,342 and $4,912 for the years ended December 31, 1994 and 1993, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partners and their Affiliates:

                                             1995       1994        1993
                                             ----       ----        ----
    Operating Expenses (a)                $107,478    $79,420    $78,390
    General Partners' Share of
      Profits/(Losses)                   1,136,540    (2,342)    (4,912)

  (a) Represents amounts incurred for the years ending December 31, 1995, 1994 and 1993. Prior to 1993, the Partnership deferred the payment of expense reimbursements in order to meet its working capital needs. During the years ended December 31, 1993 and 1994, the Partnership no longer deferred such payments and during the years ended December 31, 1995 and 1994, the Partnership made payments towards these deferred amounts. As a result, amounts paid to the General Partners and their Affiliates during the years ended December 31, 1995, 1994 and 1993 do not reflect the amounts incurred during each period.


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



  4         Instruments defining the rights
            of security holders

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

       (d)  Deed of Trust and Security            Exhibit 10.6(c) to
            Agreement dated April 18, 1983,       Amendment No. 1 to
            by Waterford Associates to            the Partnership's
            John Kooistra, Jr., Trustee*          Form S-11
                                                  Registration
                                                  Statement
                                                  (File 2-91210)

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

       (i)  Escrow Agreement among                Exhibit 10.6(i) to
            Little Rock Abstract Company,         Amendment No. 1 to
            John Hancock Properties Limited       the Partnership's
            Partnership and Waterford             Form S-11
            Partners*                             Registration
                                                  Statement
                                                  (File 2-91210)

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

       (c)  Pledge and Assignment of Account      Exhibit 10.11(e) to
            dated October 16, 1985, between       Item 14 of the
            John Hancock Properties Limited       Partnership's Report
            Partnership and Pacific Mutual        on Form 10-K dated
            Life Insurance Company*               December 31, 1985
                                                  (File 0-13473)

       (d)  Hold Harmless and Escrow              Exhibit 10.11(f) to
            Agreement dated October, 1985,        Item 14 of the
            between John Hancock Properties       Partnership's Report
            Limited Partnership and               on Form 10-K dated
            Ticor Title Insurance*                December 31, 1985
                                                  (File 0-13473)

       (e)  Promissory Note and Mortgage Renewal  Exhibit 10.5(e) to
            and Modification Agreement between    Item 14 of the
            Pacific Mutual Life Insurance         Partnership's Report
            Company and John Hancock Properties   on Form 10-K dated
            Limited Partnership*                  December 31, 1992
                                                  (File 0-13473)

       (f)  Assignment of Mortgage and            Exhibit 1 to Item 7 of
            Assignment of Mortgage Loan           the Partnership's Report
            Documents between Pacific Mutual      on Form 8-K dated
            Life Insurance Company and            November 1, 1995
            John Hancock Realty Equities, Inc.    (File 0-13473)
            dated November 1, 1995*

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

       (g)  Renewal Note between John Hancock     Exhibit 2 to Item 7 of
            Properties Limited Partnership and    the Partnership's Report
            John Hancock Realty Equities, Inc.    on Form 8-K dated
            dated November 1, 1995*               November 1, 1995
                                                  (File 0-13473)

       (h)  Mortgage Modification Agreement       Exhibit 3 to Item 7 of
            between John Hancock Properties       the Partnership's Report
            Limited Partnership and John          on Form 8-K dated
            Hancock Realty Equities, Inc.         November 1, 1995
            dated November 1,1995*                (File 0-13473)

       (I)  Purchase and Sale Agreement between   Exhibit 1 to Item 7 of
            John Hancock Properties Limited       the Partnership's Report
            Partnership and United Dominion       on Form 8-K dated
            Realty Trust, Inc. dated              December 29, 1995
            December 6, 1995*                     (File 0-13473)

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

       (d)  Promissory Note and Mortgage          Exhibit 10.6(d)
            Renewal and Modification Agreement    to Item 14 of the
            between John Hancock Properties       Partnership's Report
            Limited Partnership and Great West    on Form 10-K dated
            Life Assurance Company*               December 31, 1993
                                                  (File 0-13473)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

       (e)  Purchase and Sale Agreement between   Exhibit 1 to Item 7 of
            John Hancock Properties Limited       the Partnership's Report
            Partnership and Northgreen Partners   on Form 8-K dated
            dated March 13, 1995*                 June 1, 1995
                                                  (File 0-13473)

       (f)  Loan Assignment and Assumption        Exhibit 2 to Item 7 of
            Agreement between Great West          the Partnership's Report
            Life & Annuity Insurance Company,     on Form 8-K dated
            John Hancock Properties Limited       June 1, 1995
            Partnership and Northgreen Partners   (File 0-13473)
            dated May 9, 1995*

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

       (e)  Escrow Agreement regarding            Exhibit 10.12(f) to the
            completion of work dated              Partnership's Report
            December 17, 1985,between John        of Form 10-K dated
            Hancock Properties Limited            December 31, 1985
            Partnership and Ramsey Place, Ltd.    (File 0-13473)
            and Alamo Title Co.*

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

     10.9   Promissory Note dated                 Exhibit 10.9 to the
            December 1, 1994 between              Partnership's Report on
            John Hancock Realty Equities, Inc.    Form 10-K dated
            and John Hancock Properties           December 31, 1994
            Limited Partnership*                  (File 0-13473)

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

     10.11  Documents relating to Executive
            Compensation Plans and Arrangements

       (a)  Partnership Agreement*                Exhibit 4.1(a) to Post-
                                                  Effective Amendment No. 1
                                                  to the Partnership's
                                                  Form S-11 Registration
                                                  Statement
                                                  (File 2-91210)

(b) During the quarter ended December 31, 1995, the Partnership filed two reports on From 8-K. The first, dated November 1, 1995, disclosed the short-term financing arrangement between the Managing General Partner and the Partnership relating to the maturity of the Fisherman's Village Apartments property's mortgage. The second, dated December 29, 1995, disclosed the terms of the sale of the Fisherman's Village Apartments property and included the following Pro Forma Financial
     Statements:

       Pro Forma Balance Sheet at September 30, 1995
       Pro Forma Statement of Operations for the Nine Months Ended September 30, 1995
       Pro Forma Statement of Operations for the Year Ended December 31,
       1994

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-21.

-------------------------------
+Filed herewith
*Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                               John Hancock Properties Limited Partnership

                               By: John Hancock Realty Equities, Inc.,
                                   Managing General Partner


                               By: WILLIAM M. FITZGERALD
                                   -------------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1996.


      Signatures                         Title
      ----------                         -----

                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
                               Inc. (Managing General Partner of
  WILLIAM M. FITZGERALD        Registrant)
  ---------------------
  William M. Fitzgerald


                               Treasurer (Chief Accounting Officer)
                               of John Hancock Realty Equities, Inc.
  RICHARD E. FRANK             (Managing General Partner of Registrant)
  ---------------------
  Richard E. Frank


                               Director of John Hancock Realty Equities,
                               Inc. (Managing General Partner of
  MALCOLM G. PITTMAN           Registrant)
  ---------------------
  Malcolm G. Pittman, III


                               Director of John Hancock Realty Equities,
                               Inc. (Managing General Partner of
  SUSAN M. SHEPHARD            Registrant)
  ---------------------
  Susan M. Shephard

                       ANNUAL REPORT ON FORM 10-K



              ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                            CERTAIN EXHIBITS



                     FINANCIAL STATEMENT SCHEDULES



                      YEAR ENDED DECEMBER 31, 1995



              JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP



                         BOSTON, MASSACHUSETTS

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14(a) (1) AND (2))


1. Financial Statements                                           Page


     Report of Independent Auditors                                F-3

     Statement of Net Assets in Liquidation at
     December 31, 1995                                             F-4

     Balance Sheet at December 31, 1994                            F-5

     Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993                              F-6

     Statements of Partners' Equity for the Years Ended
     December 31, 1995, 1994 and 1993                              F-7

     Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993                              F-8

     Notes to Financial Statements                                 F-10


2. Financial Statement Schedules:

     Schedule III:                                                 Real
Estate and Accumulated Depreciation                                F-21



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors


To the Partners
John Hancock Properties Limited Partnership

We have audited the accompanying statement of net assets in liquidation of John Hancock Properties Limited Partnership as of December 31, 1995, the balance sheet as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of John Hancock Properties Limited Partnership as of December 31, 1995, its financial position as of December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               ERNST & YOUNG LLP


February 9, 1996

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                  STATEMENT OF NET ASSETS IN LIQUIDATION

                            December 31, 1995


Assets:

 Cash and cash equivalents                             $1,814,023
 Restricted cash                                        8,193,775
 Note receivable, net of allowance of $284,155                  -
 Prepaid expenses and other assets                          4,562
                                                      -----------
   Total assets                                        10,012,360



Liabilities:

 Accounts payable and accrued expenses                     54,466
 Accounts payable to affiliates                            37,141
 Mortgage note payable to affiliate                     8,193,775
                                                      -----------
   Total liabilities                                    8,285,382
                                                      -----------
   Net assets                                          $1,726,978
                                                      ===========


























                    See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEET

                            December 31, 1994

                                  ASSETS

Assets:
 Cash and cash equivalents                               $578,996
 Restricted cash                                          417,985
 Note receivable, net of allowance of $284,155                  -
 Prepaid expenses and other assets                         79,275

Investment in property:
 Land                                                   2,588,726
 Buildings and improvements                            18,205,348
                                                      -----------
                                                       20,794,074
 Less: accumulated depreciation                       (6,821,682)
                                                      -----------
                                                       13,972,392
                                                      -----------
   Total assets                                       $15,048,648
                                                      ===========

                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses                   $318,178
 Accounts payable to affiliates                           268,538
 Note payable to affiliate                              1,000,000
 Mortgage debt                                         13,416,019
                                                      -----------
   Total liabilities                                   15,002,735

Partners' equity/(deficit):
 General Partners'                                      (707,996)
 Limited Partners'                                        753,909
                                                      -----------
   Total partners' equity                                  45,913
                                                      -----------
   Total liabilities and partners' equity             $15,048,648
                                                      ===========










                   See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                        STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1995         1994        1993
                                            ----         ----        ----
Income:
  Rental income                         $2,234,057  $3,190,235   $3,037,508
  Interest income                           86,029      30,141       48,383
  Gain on sale of properties             4,801,258           -            -
                                        ----------  ----------   ----------
    Total income                         7,121,344   3,220,376    3,085,891

Expenses:
  Interest                                 863,061   1,141,871    1,192,772
  Property operating expenses            1,095,422   1,373,439    1,478,516
  Depreciation                             473,283     624,361      645,808
  General and administrative               154,493     138,570      138,423
  Provision for/(recovery of)
   uncollectible note receivable                 -    (13,903)      298,058
                                        ----------  ----------   ----------
   Total expenses                        2,586,259   3,264,338    3,753,577
                                        ----------  ----------   ----------
   Net income/(loss)                    $4,535,085   ($43,962)   ($667,686)
                                        ==========  ==========   ==========
Allocation of net income/(loss):

  General Partners                        $707,996      ($440)     ($6,677)
  Limited Partners                       3,827,089    (43,522)    (661,009)
                                        ----------  ----------   ----------
                                        $4,535,085   ($43,962)   ($667,686)
                                        ==========  ==========   ==========

Net income/(loss) per Limited
  Partnership Unit outstanding            $174.32       ($1.98)    ($30.11)
                                        ==========  ==========   ==========















                    See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

               Years Ended December 31, 1995, 1994 and 1993


                                          General      Limited
                                          Partners     Partners     Total
                                          --------     --------     -----


Partners' equity/(deficit) at
 January 1, 1993 (21,954 Limited
 Partnership Units outstanding)         ($700,879)  $1,458,440     $757,561

Less:   Net loss                           (6,677)   (661,009)    (667,686)
                                          --------  ----------     --------

Partners' equity/(deficit) at
 December 31, 1993 (21,954 Limited
 Partnership Units outstanding)          (707,556)     797,431       89,875

Less:   Net loss                             (440)    (43,522)     (43,962)
                                          --------  ----------   ----------

Partners' equity/(deficit) at
 December 31, 1994 (21,954 Limited
 Partnership Units outstanding)          (707,996)     753,909       45,913

Add:    Net income                         707,996   3,827,089    4,535,085

Less:   Cash distribution                        - (2,854,020)  (2,854,020)
                                          --------  ----------   ----------

Partners' equity at December 31, 1995
 (21,954 Limited Partnership Units
 outstanding)                                   $-  $1,726,978   $1,726,978
                                          ========  ==========   ==========















                    See Notes to Financial Statements

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                          1995            1994           1993
                                                          ----            ----           ----
Operating activities:
 Net income/(loss)                                     $4,535,085      ($43,962)     ($667,686)
 Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
   Depreciation                                           473,283        624,361        645,808
   Provision for uncollectible note
     receivable                                                 -              -        298,058
   Gain on sale of property                           (4,801,258)              -              -
                                                       ----------     ----------     ----------
                                                          207,110        580,399        276,180
 Changes in operating assets and liabilities:
   Decrease in prepaid expenses,
     other assets and receivables                          74,713          8,064         22,255
   Decrease in accounts payable
     and accrued expenses                               (263,712)        (7,270)        (2,437)
   Decrease/(increase) in restricted cash                 417,985         34,446       (31,945)
   Increase/(decrease) in accounts payable to
     affiliates                                         (231,397)      (294,017)         41,969
                                                       ----------     ----------     ----------
      Net cash provided by
        operating activities                              204,699        321,622        306,022

Investing activities:
 Proceeds from sale of property                        13,696,656              -              -
                                                       ----------     ----------     ----------
      Net cash provided by investing
        activities                                     13,696,656              -              -
                                                       ----------     ----------     ----------















                          Continued on Next Page

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                   STATEMENTS OF CASH FLOWS (Continued)

                                                                Years Ended December 31,
                                                          1995            1994           1993
                                                          ----            ----           ----

Financing activities:
 Principal payments on note payable to affiliate      (1,000,000)              -              -
 Principal payments on mortgage note payable
   to affiliate                                         (500,000)              -              -
 Principal payments on long-term debt                   (118,533)      (186,647)      (166,289)
 Cash distributed to Partners                         (2,854,020)              -              -
                                                       ----------     ----------     ----------
      Net cash used in financing
        activities                                    (4,472,553)      (186,647)      (166,289)
                                                       ----------     ----------     ----------
      Net increase in cash and cash
        equivilents                                     9,428,802        134,975        139,733

      Cash and cash equivalents at
        beginning of year                                 578,996        444,021        304,288
                                                       ----------     ----------     ----------
      Cash and cash equivalents at
        end of year                                   $10,007,798       $578,996       $444,021
                                                      ===========     ==========     ==========

Supplemental disclosure of non-cash items:
  Purchase of mortgage note on the Fisherman's
  Village Apartments by the Managing General
  Partner                                              $8,693,774             $-             $-

  Assumption of mortgage debt on Northgeen
  Apartments by the Buyer                              $4,603,711             $-             $-
















                   See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
      John Hancock Properties Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of December 31, 1995, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,054 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). The Partnership is engaged solely in the acquisition, operation, and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 Units of Limited Partnership Interests at $1,000 per Unit. During the offering period, which terminated on August 31, 1985, 21,954 Units of Limited Partnership Interests ("Units) were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

1. Organization of Partnership (continued)
   ---------------------------
      The latest date on which the Partnership was due to terminate was December 31, 2020, unless it was sooner terminated in accordance with the terms of the Partnership Agreement. It was expected that in the ordinary course of the Partnership's business, the properties of the Partnership would be disposed of, and the Partnership terminated, before December 31, 2020. As initially stated in its Prospectus, the sale of the Partnership's last remaining property was expected to occur within five to eight years following the date such property was acquired by the Partnership. On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, the Managing General Partner distributed $658,620 to the Limited Partners from the Partnership's net assets and established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies, in the amount of approximately $1,060,000, will be used to fund any possible liabilities that may arise. If all liabilities are resolved by the end of 1996 and the Managing General Partner determines that funds are available for distribution, the Managing General Partner expects to make a final distribution of the Partnership's net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners by December 31, 1996. Such distribution, if any, would result in the liquidation and termination of the Partnership.

      As described in Note 2 below, on December 31, 1995, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis of accounting.

2. Significant Accounting Policies
   -------------------------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

      On December 29, 1995, the Partnership sold its last remaining property. As a result, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis of accounting as of December 31, 1995. Consequently, as of December 31, 1995, assets are stated at their estimated net realizable value and liabilities reflect their estimated settlement amounts. The financial statements for the period from January 1, 1995 to December 31, 1995 and for all periods prior to January 1, 1995 have been prepared on a going-concern basis of accounting.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)
   -------------------------------
      Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits, funds held in escrow and funds held to pay mortgage note payable to affiliate.

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

      The net income/(loss) per Unit for each year is computed by dividing the Limited Partners' share of net income/(loss) by the number of Units outstanding at the end of each year.

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

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

3. The Partnership Agreement (continued)
   -------------------------
      Losses from the normal operations of the Partnership for each fiscal year or portion thereof are allocated 99% to the Limited Partners and 1% to the General Partners, except any such profits or losses which were based upon the Partnership's operations prior to the initial closing under the Partnership's offering of Units were allocated 99% to the General Partners and 1% to the initial Limited Partner. Distributable Cash from Operations is distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that in each fiscal year the General Partners will defer their receipt of any Distributable Cash from Operations to the extent necessary to provide the Limited Partners with a non-cumulative return in such year equal to 4% of their Invested Capital (as defined in the Partnership Agreement). All distributions of Distributable Cash from Operations deferred by the General Partners accrue and are payable to them, to the extent possible, out of subsequent years' Distributable Cash from Operations remaining after the receipt by the Limited Partners of the aforesaid 4% return, or out of cash from sales and refinancings as specified below.

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

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

3. The Partnership Agreement (continued)
   -------------------------
      Cash from the Sale of the last of the Partnership's properties are distributed in the same manner as Cash from Sales or Refinancings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's capital account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Refinancings, as specified in the previous paragraph.

      Profits from Sales or Refinancings are generally allocated in the same manner as cash from the transaction; however, in no event shall the General Partners be allocated less than 1% of any such profits from the transaction. Losses from Sales or Refinancings are allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their capital account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the sale would be distributed.

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
      Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest on borrowings from the Managing General Partner were as follows:

                                                                Years Ended December 31,
                                                           1995           1994           1993
                                                           ----           ----           ----
       Operating expenses                                $107,478        $79,420        $78,390
       Interest on note payable to affiliate               35,417         80,416         80,000
       Interest on mortgage note payable to affiliate     119,493              -              -
                                                         --------       --------       --------
                                                         $262,388       $159,836       $158,390
                                                         ========       ========       ========

      The expenses above are included in expenses on the Statements of Operations.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

4. Transactions with the General Partners and Affiliates (continued)
   -----------------------------------------------------
      Accounts payable to affiliates represents amounts due to the General Partners and their affiliates for various services provided to the Partnership.

      Note payable to affiliate represented a short-term borrowing by the Partnership in the principal amount of $1,000,000 from the Managing General Partner initially made to the Partnership on December 1, 1988. Due to the cash flow constraints of the Partnership, the Managing General Partner each year made a new short-term loan to the Partnership for the outstanding principal amount of $1,000,000. The most recent Note carried interest at a rate of 8.5% per annum. During the second quarter of 1995, the Partnership utilized net proceeds from the sale of the Northgreen Apartments to pay the Managing General Partner the entire outstanding principal balance of the Note in the amount of $1,000,000.

      From 1991 through the second quarter of 1993, payments to the Managing General Partner towards the reimbursement of general and administrative expenses incurred by the Managing General Partner on behalf of the Partnership and the payment of interest on the short-term loans referred to above were deferred in order for the Partnership to meet its working capital needs. The Managing General Partner also made short-term advances to the Partnership in order to cover operating expenses that could not be paid from the operating cash flow of the Partnership. Since the third quarter of 1993, the Partnership has no longer deferred the reimbursement of such expenses. In addition, during the year ended December 31, 1994, the Partnership paid $453,853 to the Managing General Partner as reimbursement for the short-term advances and towards the then outstanding balance of the deferred general and administrative expenses and interest described above. During June 1995, the Partnership utilized net proceeds from the sale of the Northgreen Apartments, and approximately $83,000 of cash generated from the Partnership's operations, to reimburse the Managing General Partner for the entire outstanding balance of such deferred amounts aggregating $126,834.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

4. Transactions with the General Partners and Affiliates (continued)
   -----------------------------------------------------
      Mortgage note payable to affiliate represents a short-term borrowing from the Managing General Partner. On November 1, 1995, the mortgage note on the Fisherman's Village Apartments came due. At that time, the Partnership did not have sufficient cash to pay the outstanding principal balance of $8,693,774. The Managing General Partner had pursued obtaining an extension on the mortgage loan from the lender; however, the lender would only agree to a six month extension at a cost of two percent of the outstanding principal balance. After reviewing the terms of the lender's proposed extension and other third party financing options, the Managing General Partner determined that it was in the best interest of the Partnership to have the Managing General Partner provide short-term financing to the Partnership. Therefore, on November 1, 1995, the Managing General Partner purchased the mortgage loan from the existing lender for the amount of the outstanding principal balance, or $8,693,774. In connection therewith, the Partnership made a $500,000 lump sum cash payment towards the outstanding balance of the mortgage loan and the mortgage loan was modified to i) reflect a reduction in the outstanding balance of the mortgage loan as a result of the lump-sum cash payment made by the Partnership to the Managing General Partner; ii) extend the maturity date of the mortgage to November 1, 1996; iii) allow for prepayment at any time; and iv) adjust the interest rate on the loan to the base lending rate charged by the First National Bank of Boston, or 8.75%, payable monthly. (The Partnership Agreement provides that the Managing General Partner may loan funds to the Partnership at an interest rate up to 2% above the base rate of the First National Bank of Boston.)

      On January 3, 1996, the Partnership paid the outstanding mortgage indebtedness held by the Managing General Partner with funds provided by the sale of its last property, the Fisherman's Village Apartments.

      The Managing General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

5. Investment in Property
   ----------------------
      At December 31, 1994, investment in property at cost consisted of residential real estate as follows:

       Fisherman's Village Apartments              $13,462,613
       Northgreen Apartments                         7,331,461
                                                   -----------
                                                   $20,794,074
                                                   ===========

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

      On December 29, 1995, the Partnership sold the Fisherman's Village Apartments to a non-affiliated buyer for a gross sales price of $9,800,000 and received net sales proceeds of $9,376,807, after deductions for commissions, selling expenses and other costs incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $817,545, representing the difference between the net sales price and the property's net book value of $8,559,262. The Partnership received net cash proceeds of $1,183,033 from the sale, representing the excess of the net sales proceeds over the outstanding mortgage indebtedness on the property of $8,193,774, which indebtedness was then held by the Managing General Partner.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

6. Mortgage Debt
   -------------
     At December 31, 1994, mortgage debt consisted of the following:

       Non-recourse first mortgage note
       collateralized by Fisherman's Village
       Apartments.  The mortgage note was
       due on November 1, 1995, at which time
       the Managing General Partner purchased
       the mortgage note from the lender.                $8,781,178

       Non-recourse first mortgage note
       collateralized by the Northgreen
       Apartments.  On June 1, 1995,
       the property was sold and the
       mortgage indebtedness was
       assumed by the buyer of the
       property.                                          4,634,841
                                                        -----------
                                                        $13,416,019
                                                        ===========

       Interest paid for the three years ended December 31, 1995 was as follows:

                              Year             Amount
                              ----             ------
                              1995           $708,151
                              1994          1,062,340
                              1993          1,172,433

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

7. Note Receivable
   ---------------
      Effective August 9, 1987, the unconditional guaranty obligation granted by the seller of the Waterford Apartments (the "Obligor") to the Partnership for operating deficits (including debt service) was extended until August 1, 1994. (The Waterford Apartments was conveyed to the property's mortgagee by a deed-in-lieu of foreclosure on August 9, 1991.) The outstanding balance due in the amount of $258,950 was restructured as a 10.5% Promissory Note due on or before August 1, 1994. In accordance with the terms of the Promissory Note, monthly installments of interest only were payable at a rate of 5.5% through July 31, 1990. Commencing on August 1, 1990 monthly payments in the amount of $2,781 to amortize the then outstanding principal and deferred interest balance of $303,985 in accordance with a 30-year amortization at a rate of 10.5% were required. As of December 31, 1993, the Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor in accordance with terms of the note. Accordingly, as of December 31, 1993, the Partnership established a provision, reflected in the accompanying Statement of Net Assets in Liquidation and the accompanying Balance Sheet, against the then entire outstanding balance of the note in the amount of $298,058. The provision has since been reduced to $284,155 as a result of payments received on the note during 1994.

      In June 1994, the Obligor notified the Partnership that he would be unable to continue to pay the minimum monthly payments on the note and would be unable to pay the outstanding balance of the note upon its maturity on August 1, 1994. As of December 31, 1995, and as of the date hereof, the Obligor is in default on the Promissory Note for failure to make the minimum required payments due since June 1, 1994 and for failure to pay the outstanding balance of the note, which was due on August 1, 1994. Once the Obligor ceased making the requisite payments on the note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of all amounts owing under the note.

      On December 7, 1994 the court granted the Partnership a summary judgment in response to the complaint filed against the Obligor in the amount of $305,489, which represents the balance of the note at maturity plus accrued interest thereon from the maturity date of the note through the date of the judgment. As of the date hereof, the Partnership has not received payment from the Obligor, and the Managing General Partner continues to pursue collection of the judgment amount. There can be no assurance that the Partnership will be able to recover all, or any, of the amounts due from the Obligor.

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

8. Federal Income Taxes
   --------------------
      A reconciliation of the net income/(loss) reported in the Statements of Operations to the net income/(loss) reported for federal income tax purposes is as follows:

                                                                  Years Ended December 31,
                                                             1995           1994           1993
                                                             ----           ----           ----
       Net income/(loss) per Statements of Operations    $4,535,085      ($43,962)     ($667,686)

       Add/(deduct):   Excess tax gain over book gain
                         on disposition of assets         5,418,818              -              -
                       Excess of tax depreciation
                         over book depreciation           (227,964)      (313,090)      (274,953)
                       Provision for/(recovery of)
                         uncollectible note receivable            -       (13,903)        298,058
                       Other income                         (1,989)          9,666              -
                       Other expenses                       101,413        127,078        153,415
                                                         ----------      ---------      ---------
       Net income/(loss) for federal income tax
         purposes                                        $9,825,363     ($234,211)     ($491,166)
                                                         ==========      =========      =========

9. Subsequent Event
   ----------------
      On January 3, 1996, the Partnership paid the outstanding mortgage indebtedness held by the Managing General Partner with funds provided by the sale of its last property, the Fisherman's Village Apartments.

      On January 17, 1996, the Partnership made a cash distribution from its net assets in the amount of $658,620 to all Limited Partners of record at December 31, 1995.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                               SCHEDULE III

                 REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                 Years Ended December 31,
                                                            1995           1994           1993
                                                            ----           ----           ----
Investment in Real Estate:

Balance at beginning of year                            $20,794,074    $20,794,074    $20,794,074
Cost of real estate disposed                           (20,794,074)              -              -
                                                        -----------    -----------    -----------
Balance at end of year                                           $-    $20,794,074    $20,794,074
                                                        ===========    ===========    ===========


Accumulated Depreciation:

Balance at beginning of year                             $6,821,682     $6,197,321     $5,551,513
Additions charged to costs and expenses                     473,283        624,361        645,808
Disposal                                                (7,294,965)              -              -
                                                        -----------    -----------    -----------
Balance at end of year                                           $-     $6,821,682     $6,197,321
                                                        ===========    ===========    ===========