Form 10-Q
period 1996-06-30
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1996-07-29
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1996

Commission File Number           0-13473

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-2830750
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02116
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

                                YES X  NO

                                      INDEX





PART I:   FINANCIAL INFORMATION                                   PAGE

  Item 1  -    Financial Statements:

               Statements of Net Assets in Liquidation at
               June 30, 1996 and December 31, 1995                   3

               Statement of Changes in Net Assets in Liquidation
               for the Six Months Ended June 30, 1996                4

               Statement of Operations for the Six Months
               Ended June 30, 1995                                   5

               Statements of Partners' Equity for the Six
               Months Ended June 30, 1996 and for the
               Year Ended December 31, 1995                          6

               Statement of Cash Flows for the Six Months
               Ended June 30, 1995                                   7

               Notes to Financial Statements                      8-13

  Item 2   -   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     14-17


PART II:  OTHER INFORMATION                                         18

                   JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                 STATEMENTS OF NET ASSETS IN LIQUIDATION


                                               June 30,     December 31,
                                                 1996           1995
                                                 ----           ----
                                             (Unaudited)
Assets:

 Cash and cash equivalents                   $1,081,361     $1,814,023
 Restricted cash                                      -      8,193,775
 Note receivable, net of allowance of
   $284,155 at December 31,1995                       -              -
 Other assets                                         -          4,562
                                            -----------    -----------
   Total assets                               1,081,361     10,012,360



Liabilities:

 Accounts payable and accrued expenses           14,564         54,466
 Accounts payable to affiliates                  21,708         37,141
 Mortgage note payable to affiliate                   -      8,193,775
                                            -----------    -----------
   Total liabilities                             36,272      8,285,382
                                            -----------    -----------
   Net assets                                $1,045,089     $1,726,978
                                            ===========     ==========


















                    See Notes to Financial Statements

                   JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Unaudited)


                      Six Months Ended June 30, 1996



Net Assets at beginning of period                             $1,726,978

Interest income                                      $34,734
Recovery of uncollectible note receivable             35,000
Cash distributed to Limited Partners               (658,620)
General and administrative expenses                 (62,308)
Property operating expenses                         (26,767)
Interest expense                                     (3,928)
                                                   ---------

     Change in net assets                                      (681,889)
                                                              ----------

Net Assets at end of period                                   $1,045,089
                                                              ==========





























                    See Notes to Financial Statements

                   JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         STATEMENT OF OPERATIONS
                               (Unaudited)

                      Six Months Ended June 30, 1995


Income:

 Rental income                                      $1,419,532
 Interest income                                        35,361
 Gain on sale of property                            3,983,775
                                                    ----------
     Total income                                    5,438,668


Expenses:

 Interest expense                                      527,261
 Property operating expenses                           631,546
 Depreciation                                          286,202
 General and administrative expenses                    65,750
                                                    ----------
     Total expenses                                  1,510,759
                                                    ----------
       Net income                                   $3,927,909
                                                    ==========

Allocation of net income:

 General Partners'                                     $39,279
 Limited Partners'                                   3,888,630
                                                    ----------
                                                    $3,927,909
                                                    ==========

Net income per Limited Partnership
 Unit outstanding                                      $177.13
                                                    ==========














                    See Notes to Financial Statements

                   JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                      Six Months Ended June 30, 1996
                     and Year Ended December 31, 1995


                                                    General      Limited
                                                    Partners     Partners       Total
                                                    --------     --------       -----
Partners' equity/(deficit) at
 January 1, 1995 (21,954 Limited
 Partnership Units outstanding)                   ($707,996)     $753,909       $45,913

Add:   Net income                                    707,996    3,827,089     4,535,085

Less:  Cash distribution                                   -  (2,854,020)   (2,854,020)
                                                   ---------   ----------    ----------

Partners' equity at December 31, 1995
 (21,954 Limited Partnership Units
 outstanding)                                              -    1,726,978     1,726,978

Less:  Decrease in net assets in
       liquidation, exclusive of cash
       distribution                                   (233)     (23,036)      (23,269)

       Cash distribution                                   -    (658,620)     (658,620)
                                                   ---------   ----------    ----------

Partners' equity/(deficit) at
 June 30, 1996 (21,954 Limited
 Partnership Units outstanding)                       ($233)   $1,045,322    $1,045,089
                                                   =========   ==========    ==========














                    See Notes to Financial Statements

                   JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                         STATEMENT OF CASH FLOWS
                               (Unaudited)

                      Six Months Ended June 30, 1995


Operating activities:

 Net income                                              $3,927,909

 Adjustments to reconcile net income
 to net cash provided by operating
 activities:

   Depreciation                                             286,202
   Gain on sale of property                             (3,983,775)
                                                         ----------
                                                            230,336
 Changes in operating assets and liabilities:
   Decrease in prepaid expenses,
     other assets and receivables                            63,971
   Increase in accounts payable
     and accrued expenses                                    42,056
   Decrease in restricted cash                               76,013
   Decrease in accounts payable to
     affiliates                                           (241,920)
                                                         ----------
      Net cash provided by operating
        activities                                          170,456

Investing activities:
 Proceeds from sale of property                           8,923,622
                                                         ----------
      Net cash provided by investing activities           8,923,622

Financing activities:
 Principal payments on note payable to affiliate        (1,000,000)
 Principal payments on long-term debt                   (4,692,571)
                                                         ----------
      Net cash used in financing activities             (5,692,571)
                                                         ----------
      Net increase in cash and cash
        equivalents                                       3,401,507

      Cash and cash equivalents at beginning
        of year                                             578,996
                                                         ----------
      Cash and cash equivalents at end of
        period                                           $3,980,503
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

1. Organization of Partnership
   ---------------------------
      The Partnership was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of June 30, 1996, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,053 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). The Partnership is engaged solely in the acquisition, operation, and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 units of Limited Partnership Interests at $1,000 per unit. During the offering period, which terminated on August 31, 1985, 21,954 units of Limited Partnership Interests ("Units") were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

1. Organization of Partnership (continued)
   ---------------------------
      On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, cash in the amount of $658,620 was distributed to the Limited Partners from the Partnership's net assets and the Managing General Partner established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies, with a balance of approximately $1,045,000 at June 30, 1996, will be used to fund any possible liabilities that may arise. If all liabilities with respect to the Partnership are resolved by the end of 1996 and the Managing General Partner determines that funds are available for distribution, the Managing General Partner expects to make a final distribution of the Partnership's net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners by December 31, 1996. Such distribution, if any, will result in the liquidation and termination of the Partnership.

2. Liquidation Basis Financial Statement Presentation
   --------------------------------------------------
      On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments. This sale resulted in the termination of the Partnership's operations. The Partnership, therefore, changed its basis of accounting from the going-concern basis to the liquidation basis as of December 31, 1995. Consequently, the financial statements presented in this Report on Form 10-Q at and for the six months ended June 30, 1996 and at December 31, 1995, have been prepared on the liquidation basis of accounting. Under this basis, assets are stated at their estimated net realizable values and liabilities reflect their estimated settlement amounts. The financial statements for all periods prior to December 31, 1995 have been prepared on the going-concern basis of accounting.

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

      Cash from Sales or Refinancings (as defined in the Partnership Agreement) is distributed to the Limited Partners until the Limited Partners have received, first, a return of their total Invested Capital, and, second, such additional amount as may be necessary, after giving effect to all previous distributions of Distributable Cash from Operations and of Cash from Sales or Refinancings, to the extent required to satisfy any deficiency in the Cumulative Return on Investment (as defined in the Partnership Agreement) to produce in the aggregate a Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ending prior to the date of such distribution. The General Partners are then entitled to receive an amount of Cash from Sales or Refinancings equal to any portion of the General Partners' share of Distributable Cash from Operations which was previously deferred in order to permit the payment to the Limited Partners of a non-cumulative return in each year equal to 4% of their Invested Capital. Any Cash from Sales or Refinancings remaining after the Limited Partners have received a return of their total Invested Capital plus the Cumulative Return on Investment of 7% per annum for all fiscal quarters commencing on or after January 1, 1986, and ended prior to the date of such distribution, and after the General Partners have received an amount of such cash equal to any such deferred payment of Distributable Cash from Operations, will be distributed 85% to the Limited Partners and 15% to the General Partners.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
      Cash from the sale of the last of the Partnership's properties is distributed in the same manner as Cash from Sales or Refinancings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's capital account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Refinancings, as specified in the previous paragraph.

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

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
      Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest expense on borrowings from the Managing General Partner were as follows:

                                                      Six Months Ended
                                                          June 30,
                                                      1996         1995
                                                      ----         ----
          Operating expenses                        $56,680     $48,348
          Interest on mortgage note payable
            to affiliate                              3,928           -
          Interest on note payable to affiliate           -      35,417
                                                    -------     -------
                                                    $60,608     $83,765
                                                    =======     =======

      The above expenses for the six months ended June 30, 1996 are included in the Statement of Changes in Net Assets in Liquidation and the above expenses for the six months ended June 30, 1995 are included in expenses on the Statement of Operations.

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

5. Note Receivable
   ---------------
      Effective August 9, 1987, the unconditional guaranty obligation granted by the seller of the Waterford Apartments (the "Obligor") to the Partnership for operating deficits (including debt service) was extended until August 1, 1994. (The Waterford Apartments was conveyed to the property's mortgagee by a deed-in-lieu of foreclosure on August 9, 1991.) The outstanding balance due in the amount of $258,950 was restructured as a 10.5% Promissory Note (the "Note") due on or before August 1, 1994. As of December 31, 1993 the Managing General Partner believed, based on information obtained with respect to the Obligor's financial condition, that it was probable that the Partnership would be unable to collect all amounts due from the Obligor according to the contractual terms of the Note. Accordingly, the Partnership established a provision, reflected in the accompanying Statements of Net Assets in Liquidation, against the then entire outstanding balance of the Note.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

5. Note Receivable (continued)
   ---------------
      In June 1994, the Obligor notified the Partnership that he would be unable to continue to pay the minimum monthly payments on the note and would be unable to pay the outstanding balance of the note upon its maturity on August 1, 1994. The Obligor failed to make the minimum required payments due on the Note since June 1, 1994 and subsequently failed to pay the outstanding balance of the Note, which was due on August 1, 1994. Once the Obligor ceased making the requisite payments on the Note, the Managing General Partner issued a default notice and demand for payment to the Obligor and filed a complaint with the court demanding full payment of all amounts owing under the Note. On December 7, 1994 the court granted the Partnership a summary judgment in response to the complaint filed against the Obligor in the amount of $305,489, which represented the balance of the Note at maturity plus accrued interest thereon from the maturity date of the Note through the date of the judgment.

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

6. Federal Income Taxes
   --------------------
      A reconciliation of the net income reported in the Statement of Operations to the net income reported for federal income tax purposes for the six months ended June 30, 1995 is as follows:

           Net income per Statement of Operations               $3,927,909

           Add/(deduct):   Excess tax gain over book
                           gain on disposition of assets         1,897,508
                           Excess of tax depreciation
                           over book depreciation                (137,651)
                                                                ----------
           Net income for federal income tax purposes           $5,687,766
                                                                ==========

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------
On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, cash in the amount of $658,620 was distributed to the Limited Partners from the Partnership's net assets and the Managing General Partner established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies, with a balance of approximately $1,045,000 at June 30, 1996, will be used to fund any possible liabilities that may arise. If all liabilities with respect to the Partnership are resolved by the end of 1996 and the Managing General Partner determines that funds are available for distribution, the Managing General Partner expects to make a final distribution of net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners by December 31, 1996. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At the time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, will be de-registered with the S.E.C., after which time the Partnership will no longer be required to file periodic reports with the S.E.C.

Liquidity and Capital Resources
- -------------------------------
As a result of the sale of the Partnership's last remaining property on December 29, 1995 and, therefore, the termination of the Partnership's operations, the financial statements presented in this Report on Form 10-Q at and for the six months ended June 30, 1996 and at December 31, 1995, have been prepared on a basis of accounting which requires that all non-liquid assets be stated at their estimated net realizable value and all liabilities at their estimated settlement amounts.

As of June 30, 1996, the Partnership had $1,081,361 in cash and cash equivalents and net assets of $1,045,089.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations
- ---------------------
The Statement of Changes in Net Assets in Liquidation is presented for the six months ended June 30, 1996 to reflect the liquidation basis of accounting for such period. As a result, a comparison is not meaningful for the six months ended June 30, 1996 relative to the corresponding period in 1995.

On January 1, 1996, the Partnership had net assets of $1,726,978, which represents total assets less total liabilities. At June 30, 1996 net assets were $1,045,089, reflecting a decrease in net assets of $681,889 during the six months then ended. This decrease in net assets resulted from the following activity during the period: $658,620 of cash distributions to the Limited Partners, $62,308 of general and administrative expenses, $26,767 of property operating expenses relating to the Fisherman's Village Apartments, and $3,928 of interest expense which decreases were partially offset by $34,734 of interest income earned on cash and cash equivalents during the period and $35,000 of cash received from the Obligor as settlement for the Note and to release the judgment.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Cash Flow
- ---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations for the six months ended June 30, 1995, which are calculated in accordance with Section 17 of the Partnership Agreement:

Net cash provided by
  operating activities (a)                               $170,456
Net change in operating assets
  and liabilities (a)                                      59,880
                                                        ---------
Cash provided by operations (a)                           230,336
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                                    (88,860)
                                                        ---------
Cash provided by operations,
  as adjusted                                             141,476
Increase in working capital reserves                    (141,476)
                                                        ---------
Adjusted Cash from Operations (b)                               -
Decrease in working capital reserves                            -
                                                        ---------
Distributable Cash from Operations (b)                         $-
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

As a result of the sale of the Partnership's last remaining property on December 29, 1995 and, therefore, the termination of the Partnership's operations, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis of accounting. The financial statements in this Report on Form 10-Q at and for the six months ended June 30, 1995 have been prepared on the going-concern basis of accounting. The financial statements at and for the six months ended June 30, 1996 and at December 31, 1995 have been prepared on the liquidation basis of accounting. As a result, the Statement of Cash Flows included in Item 1 of this Report does not reflect any of the information reported using this liquidation basis. The Partnership did not generate any Adjusted Cash from Operations nor any Distributable Cash from Operations for the six months ended June 30, 1996, and, therefore, calculations of Adjusted Cash from Operations and Distributable Cash from Operations for such periods have been omitted.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Cash Flow (continued)
- ---------

On January 17, 1996, the Managing General Partner made a cash distribution from the Partnership's net assets in the aggregate amount of $658,620 to all Limited Partners of record at December 31, 1995 and established a reserve for contingencies with the remaining balance of the Partnership's net assets. The reserve for contingencies has a balance of approximately $1,045,000 at June 30, 1996.

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

Item 2. Changes in Securities

        There were no changes in securities during the second quarter of 1996.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the second quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Partnership during the second quarter of 1996.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)   There are no exhibits to this report.

        (b) There were no Reports on Form 8-K filed during the second quarter of 1996.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1996.


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