Form 10-Q
period 1996-09-30
HANCOCK JOHN PROPERTIES LTD PARTNERSHIP
filed 1996-11-14
CIK 746262

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

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
                   (A Massachusetts Limited Partnership)





                                  INDEX





PART I:    FINANCIAL INFORMATION                                     PAGE

  Item 1   -   Financial Statements:

               Statements of Net Assets in Liquidation at
               September 30, 1996 and December 31, 1995                 3

               Statement of Changes in Net Assets in Liquidation
               for the Nine Months Ended September 30, 1996             4

               Statement of Operations for the Nine Months
               Ended September 30, 1995                                 5

               Statements of Partners' Equity for the Nine
               Months Ended September 30, 1996 and for the
               Year Ended December 31, 1995                             6

               Statement of Cash Flows for the Nine Months
               Ended September 30, 1995                                 7

               Notes to Financial Statements                         8-14

  Item 2 -     Management's Discussion and Analysis of
               Financial Condition and Results of Operations        15-18


PART II:   OTHER INFORMATION                                           19

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                 STATEMENTS OF NET ASSETS IN LIQUIDATION



                                            September 30,     December 31,
                                                 1996             1995
                                                 ----             ----
                                             (Unaudited)
Assets:

 Cash and cash equivalents                   $1,066,386       $1,814,023
 Restricted cash                                      -        8,193,775
 Note receivable, net of allowance
   of $284,155 at December 31,1995                    -                -
 Other assets                                         -            4,562
                                            -----------      -----------

   Total assets                               1,066,386       10,012,360



Liabilities:

 Accounts payable and accrued expenses           67,351           54,466
 Accounts payable to affiliates                   6,151           37,141
 Mortgage note payable to affiliate                   -        8,193,775
                                            -----------      -----------

   Total liabilities                             73,502        8,285,382
                                            -----------      -----------

   Net assets                                  $992,884       $1,726,978
                                            ===========      ===========















                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Unaudited)


                   Nine Months Ended September 30, 1996



Net Assets at beginning of period                             $1,726,978

Interest income                                      $53,406
Recovery of uncollectible note receivable             35,000
Cash distributed to Limited Partners               (658,620)
General and administrative expenses                (133,185)
Property operating expenses                         (26,767)
Interest expense                                     (3,928)
                                                    --------

     Change in net assets                                      (734,094)
                                                                --------

Net Assets at end of period                                     $992,884
                                                                ========





























                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENT OF OPERATIONS
                               (Unaudited)

                   Nine Months Ended September 30, 1995


Income:

 Rental income                                      $1,855,365
 Interest income                                        73,748
 Gain on sale of property                            3,983,713
                                                    ----------

     Total income                                    5,912,826


Expenses:

 Interest expense                                      688,244
 Property operating expenses                           882,260
 Depreciation                                          380,064
 General and administrative expenses                    96,693
                                                    ----------

     Total expenses                                  2,047,261
                                                    ----------

       Net income                                   $3,865,565
                                                    ==========

Allocation of net income:

 General Partners'                                     $38,656
 Limited Partners'                                   3,826,909
                                                    ----------
                                                    $3,865,565
                                                    ==========

Net income per Limited Partnership
 Unit outstanding                                      $174.31
                                                    ==========











                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                     STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                   Nine Months Ended September 30, 1996
                     and Year Ended December 31, 1995


                                                      General           Limited
                                                      Partners          Partners          Total
                                                      --------          --------          -----
Partners' equity/(deficit) at
 January 1, 1995 (21,954 Limited
 Partnership Units outstanding)                     ($707,996)          $753,909          $45,913

Add:    Net income                                     707,996         3,827,089        4,535,085

Less:   Cash distribution                                    -       (2,854,020)      (2,854,020)
                                                      --------        ----------       ----------

Partners' equity at December 31, 1995
 (21,954 Limited Partnership Units
 outstanding)                                                -         1,726,978        1,726,978

Less:   Decrease in net assets in
        liquidation, exclusive of cash
        distribution                                    (754)          (74,720)         (75,474)

        Cash distribution                                    -         (658,620)        (658,620)
                                                      --------        ----------       ----------

Partners' equity/(deficit) at
 September 30, 1996 (21,954 Limited
 Partnership Units outstanding)                         ($754)          $993,638         $992,884
                                                      ========        ==========       ==========














                    See Notes to Financial Statements

                JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENT OF CASH FLOWS
                               (Unaudited)

                   Nine Months Ended September 30, 1995


Operating activities:

 Net income                                                   $3,865,565

 Adjustments to reconcile net income
 to net cash provided by operating
 activities:

   Depreciation                                                  380,064
   Gain on sale of property                                  (3,983,713)
                                                              ----------
                                                                 261,916
 Changes in operating assets and liabilities:
   Decrease in prepaid expenses,
     other assets and receivables                                 70,207
   Increase in accounts payable
     and accrued expenses                                         92,868
   Decrease in restricted cash                                    76,282
   Decrease in accounts payable to
     affiliates                                                (246,550)
                                                              ----------
      Net cash provided by operating
        activities                                               254,723

Investing activities:
 Proceeds from sale of property                                8,923,560
                                                              ----------
      Net cash provided by investing activities                8,923,560

Financing activities:
 Principal payments on note payable to affiliate             (1,000,000)
 Principal payments on long-term debt                        (4,722,244)
 Cash distributed to Partners                                (2,854,020)
                                                              ----------
      Net cash used in financing activities                  (8,576,264)
                                                              ----------
      Net increase in cash and cash
        equivalents                                              602,019

      Cash and cash equivalents at beginning
        of year                                                  578,996
                                                              ----------
      Cash and cash equivalents at end of
        period                                                $1,181,015
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

Certain significant events have occurred, or material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

1. Organization of Partnership
   ---------------------------
      The Partnership was formed under the Massachusetts Uniform Limited Partnership Act on May 17, 1984. As of September 30, 1996, the Partnership consisted of a sole Managing General Partner, John Hancock Realty Equities, Inc. (the "Managing General Partner"), an Associate General Partner, JH Associates Limited Partnership (the "Associate General Partner"), and 2,053 Limited Partners. The Managing General Partner and Associate General Partner are collectively referred to as the "General Partners" and the General Partners and the Limited Partners are collectively referred to as the "Partners". The Managing General Partner is the general partner of the Associate General Partner and is a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"). The Partnership is engaged solely in the acquisition, operation, and disposition of investment real estate. The initial capital of the Partnership was $6,000, representing capital contributions of $800 from the Managing General Partner, $200 from the Associate General Partner and $5,000 from the initial Limited Partner (a former director of the Managing General Partner). The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 35,000 units of Limited Partnership Interests at $1,000 per unit. During the offering period, which terminated on August 31, 1985, 21,954 units of Limited Partnership Interests ("Units") were sold. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

      On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, cash in the amount of $658,620 was distributed to the Limited Partners from the Partnership's net assets and the Managing General Partner established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies was to be used to fund any liabilities that might have arisen.

      The Managing General Partner has determined that all liabilities have been resolved and currently anticipates that the Partnership will make a final distribution of the remaining net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners on November 15, 1996. Such distribution will result in the liquidation and termination of the Partnership.

2. Liquidation Basis Financial Statement Presentation
   --------------------------------------------------
      On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments. This sale resulted in the termination of the Partnership's operations. The Partnership, therefore, changed its basis of accounting from the going-concern basis to the liquidation basis as of December 31, 1995. Consequently, the financial statements presented in this Report on Form 10-Q at and for the nine months ended September 30, 1996 and at December 31, 1995, have been prepared on the liquidation basis of accounting. Under this basis, assets are stated at their estimated net realizable values and liabilities reflect their estimated settlement amounts. The financial statements for all periods prior to December 31, 1995 have been prepared on the going-concern basis of accounting.

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

      Upon dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of (i) the deficit balances in their capital accounts, or
      (ii) the excess of 1.01% of the total capital contributions of the Limited Partners over the amount of capital previously contributed by the General Partners.

4. Transactions with the General Partners and Affiliates
   -----------------------------------------------------
      Expenses incurred or paid by the General Partners or their affiliates and to which the General Partners and their affiliates are entitled to reimbursement from the Partnership, and interest expense on borrowings from the Managing General Partner were as follows:

                                                               Nine Months Ended
                                                                 September 30,
                                                              1996            1995
                                                              ----            ----
          Operating expenses                                  $62,831        $70,336
          Interest on mortgage note payable
            to affiliate                                        3,928              -
          Interest on note payable to affiliate                     -         35,417
                                                              -------       --------
                                                              $66,759       $105,753
                                                              =======       ========

      The above expenses for the nine months ended September 30, 1996 are included in the Statement of Changes in Net Assets in Liquidation and the above expenses for the nine months ended September 30, 1995 are included in expenses on the Statement of Operations.

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

6. Federal Income Taxes
   --------------------
      A reconciliation of the net income reported in the Statement of Operations to the net income reported for federal income tax purposes for the nine months ended September 30, 1995 is as follows:

           Net income per Statement of Operations                         $3,865,565

           Add/(deduct):   Excess tax gain over book
                              gain on disposition of assets                1,897,508
                           Excess of tax depreciation
                              over book depreciation                       (206,476)
                           Other income                                       1,500)
                                                                          ----------

           Net income for federal income tax purposes                     $5,555,097
                                                                          ==========

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
On December 29, 1995, the Partnership sold its last remaining property, the Fisherman's Village Apartments, which resulted in the termination of the Partnership's operations. On January 17, 1996, cash in the amount of $658,620 was distributed to the Limited Partners from the Partnership's net assets and the Managing General Partner established a reserve for contingencies with the remaining balance of the Partnership's net assets, as permitted by, and in accordance with, the terms of the Partnership Agreement. The reserve for contingencies was to be used to fund any liabilities that might have arisen.

The Managing General Partner has determined that all liabilities have been resolved and currently anticipates that the Partnership will make a final distribution of the remaining net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners on November 15, 1996. Such distribution will result in the liquidation and termination of the Partnership. At the time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, will be de-registered with the S.E.C., after which time the Partnership will no longer be required to file periodic reports with the S.E.C.

Liquidity and Capital Resources
-------------------------------
As a result of the sale of the Partnership's last remaining property on December 29, 1995 and, therefore, the termination of the Partnership's operations, the financial statements presented in this Report on Form 10-Q at and for the nine months ended September 30, 1996 and at December 31, 1995, have been prepared on a basis of accounting which requires that all non-liquid assets be stated at their estimated net realizable value and all liabilities at their estimated settlement amounts.

As of September 30, 1996, the Partnership had $1,066,386 in cash and cash equivalents and net assets of $992,884.

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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
The Statement of Changes in Net Assets in Liquidation is presented for the nine months ended September 30, 1996 to reflect the liquidation basis of accounting for such period. As a result, a comparison is not meaningful for the nine months ended September 30, 1996 relative to the corresponding period in 1995.

On January 1, 1996, the Partnership had net assets of $1,726,978, which represents total assets less total liabilities. At September 30, 1996 net assets were $992,884, reflecting a decrease in net assets of $734,094 during the nine months then ended. This decrease in net assets resulted from the following activity during the period: $658,620 of cash distributions to the Limited Partners, $133,185 of general and administrative expenses, $26,767 of property operating expenses relating to the Fisherman's Village Apartments, and $3,928 of interest expense. These decreases were partially offset by $53,406 of interest income earned on cash and cash equivalents during the period and $35,000 of cash received from the Obligor as settlement for the Note and to release the judgment.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Adjusted Cash from Operations and Distributable Cash from Operations for the nine months ended September 30, 1995, which are calculated in accordance with Section 17 of the Partnership Agreement:

Net cash provided by
  operating activities (a)                                      $254,723
Net change in operating assets
  and liabilities (a)                                              7,193
                                                                --------
Cash provided by operations (a)                                  261,916
Principal payments on long-term debt
  (exclusive of payments for
  retirement of debt)                                          (118,533)
                                                                --------
Cash provided by operations,
  as adjusted                                                    143,383
Increase in working capital reserves                           (143,383)
                                                                --------
Adjusted Cash from Operations (b)                                      -
Decrease in working capital reserves                                   -
                                                                --------
Distributable Cash from Operations (b)                                $-
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

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------
As a result of the sale of the Partnership's last remaining property on December 29, 1995 and, therefore, the termination of the Partnership's operations, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis of accounting. The financial statements in this Report on Form 10-Q at and for the nine months ended September 30, 1995 have been prepared on the going-concern basis of accounting. The financial statements at and for the nine months ended September 30, 1996 and at December 31, 1995 have been prepared on the liquidation basis of accounting. As a result, the Statement of Cash Flows included in Item 1 of this Report does not reflect any of the information reported using this liquidation basis. The Partnership did not generate any Adjusted Cash from Operations nor any Distributable Cash from Operations for the nine months ended September 30, 1996, and, therefore, calculations of Adjusted Cash from Operations and Distributable Cash from Operations for such periods have been omitted.

On January 17, 1996, the Managing General Partner made a cash distribution from the Partnership's net assets in the aggregate amount of $658,620 to all Limited Partners of record at December 31, 1995 and established a reserve for contingencies with the remaining balance of the Partnership's net assets. The reserve for contingencies was to be used to fund any liabilities that might have arisen. The Managing General Partner has determined that all liabilities have been resolved and currently anticipates that the Partnership will make a final distribution of the remaining net assets, in accordance with the terms of the Partnership Agreement, to the Limited Partners on November 15, 1996. Such distribution will result in the liquidation and termination of the Partnership.

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

Item 2. Changes in Securities

        There were no changes in securities during the third quarter of 1996.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the third quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Partnership during the third quarter of 1996.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)    There are no exhibits to this report.

        (b) There were no Reports on Form 8-K filed during the third quarter of 1996.

               JOHN HANCOCK PROPERTIES LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)



                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1996.


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